Form 10-Q
period 1994-06-30
NATIONAL SANITARY SUPPLY CO
filed 1994-08-11
CIK 793500

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1994

Commission File Number 0-14827


               NATIONAL SANITARY SUPPLY COMPANY
- - -------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



          Delaware                           31-1079482
- - -------------------------------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification
incorporation of organization)      No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH     45202-4729
- - -------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


                         (513) 762-6500
- - -------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Amount                   Date
- - -----                         ------                   ----
Common Stock             5,981,360 Shares         July 31, 1994
$1 Par Value

                 NATIONAL SANITARY SUPPLY COMPANY



                              Index

                                                        Page No.
Part I.  Financial Information:                         --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         June 30, 1994 and
         December 31, 1993 . . . . . . . . . . . . . . . . 3

       Consolidated Statement of Income--
         Three and six months ended
         June 30, 1994 and 1993. . . . . . . . . . . . . . 4

       Consolidated Statement of Cash Flows--
         Six months ended
         June 30, 1994 and 1993. . . . . . . . . . . . . . 5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . 7


Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . 8


     Item 6.  Exhibits and Reports on Form 8-K. . . . . .  9

                           Part I.  Financial Information
                            Item 1.  Financial Statements
                          NATIONAL SANITARY SUPPLY COMPANY
                             CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                    June 30,     December 31,
(thousands, except share data)                        1994          1993
- - -----------------------------------               -----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   3,109      $   1,110
 Accounts receivable, less allowances
 (1994- $1,300; 1993- $1,290)                        37,436         36,607
 Inventories                                         25,300         26,955
 Current deferred income taxes                        2,000          1,776
 Prepaid expenses and other current assets            1,545          1,189
                                                  ----------     ----------
     Total current assets                            69,390         67,637
Properties and equipment, at cost, less
 accumulated depreciation
 (1994- $18,499; 1993- $17,451)                      21,896         17,383
Goodwill, less accumulated amortization
 (1994- $ 6,444; 1993- $ 6,008)                      27,223         27,513
Other assets                                            638          1,611
                                                  ----------     ----------
     Total assets                                 $ 119,147      $ 114,144
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  20,129      $  18,223
 Accrued liabilities                                 11,900         13,071
 Loans payable to Chemed Corporation                 12,594          9,702
 Current portion of notes to Chemed
   Corporation                                        1,000          1,000
                                                  ----------     ----------
     Total current liabilities                       45,623         41,996
Notes to Chemed Corporation                          17,000         17,000
Noncurrent deferred income taxes                        587            701
Other noncurrent liabilities                          1,134          1,299
                                                  ----------     ----------
     Total liabilities                               64,344         60,996
                                                  ----------     ----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1994- 6,392,291 shares;
  1993- 6,323,206 shares)                             6,393          6,324
 Paid-in capital                                     25,075         24,369
 Retained earnings                                   26,432         25,468
 Treasury stock, at cost (1994- 410,931
   shares; 1993- 403,984 shares)                     (3,097)        (3,013)
                                                  ----------     ----------
     Total stockholders' equity                      54,803         53,148
                                                  ----------     ----------
 Total liabilities and stockholders' equity       $ 119,147      $ 114,144
                                                  ==========     ==========

The accompanying notes are an integral part of the financial statements.

                             NATIONAL SANITARY SUPPLY COMPANY
                             CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)

                                              Three Months Ended   Six Months Ended
                                                  June 30,              June 30,
                                            -------------------  -------------------
(thousands, except per share data)            1994      1993       1994      1993
- - ----------------------------------          --------- ---------  --------- ---------
Sales                                       $ 76,975  $ 75,281   $148,435  $144,628
 Cost of sales                                52,860    51,627    102,059    99,029
                                            --------- --------- ---------- ---------
Gross profit                                  24,115    23,654     46,376    45,599
                                            --------- --------- ---------- ---------
Expenses and other income:
 Operating expenses                           21,459    21,255     42,015    41,581
 Amortization of goodwill                        219       218        437       435
 Chemed interest, net                            600       553      1,145     1,141
 Interest expense                                 10        37          1        68
 Other income, net                               (92)     (126)      (200)     (255)
                                            --------- ---------  --------- ---------
     Total expenses and other income          22,196    21,937     43,398    42,970
                                            --------- ---------  --------- ---------
Income before income taxes                     1,919     1,717      2,978     2,629
 Income taxes                                    815       767      1,300     1,178
                                            --------- ---------  --------- ---------

Net income                                  $  1,104  $    950      1,678     1,451
                                            ========= =========  ========= =========

Earnings per share                          $   0.19  $   0.16   $   0.28   $  0.25
                                           ========= =========  =========  =========

Cash dividends paid per share               $  0.060  $  0.055   $  0.120   $ 0.110
                                           ========= =========  =========  =========
Average shares outstanding                     5,961     5,895      5,949     5,889
                                           ========= =========  =========  =========

The accompanying notes are an integral part of the financial statements.

                        NATIONAL SANITARY SUPPLY COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                           June 30,
                                                  -----------------------
(thousands of dollars)                              1994           1993
- - ----------------------------------------------    ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  1,678       $ 1,451
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                       1,584         1,754
  Amortization of goodwill and deferred
   charges                                             656           625
  Deferred income tax provision                       (263)           27
  Provision for uncollectible accounts
   receivable                                          393           677
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     (Increase)/decrease in accounts receivable     (1,112)          854
     Decrease in inventories                         1,855         2,330
     (Increase)/decrease in other assets              (332)          169
     Increase/(decrease) in accounts payable         1,760        (1,433)
     Decrease in other liabilities                  (1,315)       (1,345)
  Other                                                152            69
                                                  ---------      --------
 Net cash provided by operating activities           5,056         5,178
                                                  ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

Business combinations                                 (434)         (587)
Capital expenditures                                (5,154)       (1,404)
                                                  ---------      --------
 Net cash used by investing activities              (5,588)       (1,991)
                                                  ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable to Chemed Corporation    2,892         3,104
Principal payments on notes to Chemed Corporation       -         (5,000)
Principal payments on other long-term debt             (22)         (126)
Proceeds from issuance of capital stock                449             6
Dividends paid                                        (714)         (650)
Purchase of treasury stock                             (74)          (57)
                                                  ---------      --------
 Net cash provided/(used) by financing activities    2,531        (2,723)
                                                  ---------      --------
Increase in cash and cash equivalents                1,999           464
Cash and cash equivalents at beginning
 of period                                           1,110         1,374
                                                  ---------      --------
Cash and cash equivalents at end of period        $  3,109       $ 1,838
                                                  =========      ========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL SANITARY SUPPLY COMPANY

                Notes to Consolidated Financial Statements
                                (unaudited)


NOTE A. The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of National Sanitary Supply Company ("National"), the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows of National and its subsidiaries for the periods indicated. For additional information concerning the accounting policies of National, refer to the consolidated financial statements included in the 1993 Annual Report on Form 10-K filed with the SEC on March 28, 1994.

NOTE B. Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

NOTE C. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods. The dilution that would result from shares issuable under National's 1986 and 1988 Stock Incentive Plans is not material.

               Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                               of Operations


Results of Operations
- - ---------------------
National Sanitary Supply Company's sales for the second quarter ended June 30, 1994 were $76,975,000, a 2% increase over sales of $75,281,000 in the second quarter of 1993. Net income for the second quarter of 1994 was $1,104,000, a 16% increase over net income of $950,000 reported in the prior year second quarter. Earnings per share of $.19 for the second quarter of 1994 increased 19% over earnings per share of $.16 reported in the comparable prior year quarter.

National's second quarter sales improved in many locations throughout the National system, including most areas in the large Southern California market. Sales also benefited from increased sales of sanitary paper, equipment and high margin proprietary chemical products. National's second quarter 1994 gross profit margin was relatively unchanged from the prior year.

Operating expenses as a percentage of sales in the second quarter of 1994 decreased .3% point mainly reflecting tight control over most expense categories.

Interest expense to Chemed Corporation ("Chemed"), National's parent company, increased from $553,000 in the second quarter of 1993 to $600,000 in the second quarter of 1994. This increase primarily results from the additional funds necessary to purchase two Los Angeles, California facilities at a total cost of $3,282,000. These facilities had been previously leased from the former owners of National since 1983. The leases had included options to purchase the facilities at the fair market value as of November 1983.

For the six months ended June 30, 1994, National sales of $148,435,000 increased 3% over sales of $144,628,000 in the comparable period of 1993. Net income for the first half of 1994 was $1,678,000, a 16% increase over the prior year first half net income of $1,451,000. Earnings per share were $.28 for the first six months of 1994 compared with $.25 for the first six months of 1993.

The sales improvements for the first half of 1994 reflect increased sales of equipment, foodservice and higher margin proprietary chemical products. The gross profit margin for the first six months of 1994 experienced a small decline of .3% point reflecting the additional sales of low margin foodservice products. Operating expenses as a percentage of sales for the first half of 1994 dropped .5% point reflecting the continued emphasis on cost containment, especially in health care and workers' compensation costs.

Looking ahead, management continues to be optimistic about our sales and profit growth for the remainder of the year. Management is particularly encouraged by the continued sales improvement in the large Southern California market.
Profits should continue to be bolstered by very low operating expense increases.

Liquidity and capital resources
- - -------------------------------
Accounts receivable increased from $36,607,000 at December 31, 1993 to $37,436,000 at June 30, 1994. The increase primarily reflects the additional sales volume recorded in the second quarter of 1994 compared with the fourth quarter of 1993. The decrease in inventory from $26,955,000 at December 31, 1993 to $25,300,000 at June 30, 1994 results from the year-end purchase of selected items in order to avoid price increases and achieve certain discount quotas. The increase in accounts payable at June 30, 1994 compared with December 31, 1993 primarily reflects the timing of certain inventory purchases and scheduled payments.

National obtained the funds for the purchase of the two Los Angeles facilities from its short-term line of credit with Chemed. Short-term advances from Chemed bear interest at a rate based on U.S. Treasury notes and are payable on demand.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) National Sanitary Supply held its Annual Meeting of Stockholders on May 16, 1994.

(b) The names of directors elected at this Annual Meeting are as follows:

         Edward L. Hutton              Anthony C. Hutton
         Paul C. Voet                  Thomas C. Hutton
         Jon D. Krahulik               Charles O. Lane
         Robert B. Garber              Sandra E. Laney
         Arthur J. Bennert, Jr.        Kevin J. McNamara
         James A. Cunningham           Timothy S. O'Toole
         Naomi C. Dallob               Scott R. Pancoast
         Charles H. Erhart, Jr.        D. Walter Robbins, Jr.
         Neal Gilliatt                 Gary H. Sander
         Harvey S. Glanzrock           Jerome E. Schnee
         J. Peter Grace                Kenneth F. Vuylsteke
         Will J. Hoekman

(c) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse as independent accountants for the Company and its consolidated subsidiaries for the year 1994. 5,621,607 votes were cast in favor of the proposal, 200 were cast against it, 981 votes abstained and zero were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                             Votes     Votes
                                  Votes For Against   Withheld
                                  --------- -------   --------
    Edward L. Hutton              5,621,676  1,112       300
    Paul C. Voet                  5,621,476  1,312       500
    Robert B. Garber              5,621,476  1,312       500
    Arthur J. Bennert, Jr.        5,621,976    812       -0-
    James A. Cunningham           5,621,976    812       -0-
    Naomi C. Dallob               5,621,876    912       100
    Charles H. Erhart, Jr.        5,621,576  1,212       400
    Neal Gilliatt                 5,621,576  1,212       400
    Harvey S. Glanzrock           5,621,976    812       -0-
    J. Peter Grace                5,621,576  1,212       400
    Will J. Hoekman               5,621,976    812       -0-
    Anthony C. Hutton             5,621,176  1,612       800
    Thomas C. Hutton              5,621,176  1,612       800
    Jon D. Krahulik               5,621,776  1,012       200
    Charles O. Lane               5,621,476  1,312       500
    Sandra E. Laney               5,620,976  1,812     1,000
    Kevin J. McNamara             5,621,976    812       -0-
    Timothy S. O'Toole            5,621,976    812       -0-
    Scott R. Pancoast             5,621,876    912       100
    D. Walter Robbins, Jr.        5,621,576  1,212       400
    Gary H. Sander                5,621,976    812       -0-
    Jerome E. Schnee              5,621,976    812       -0-
    Kenneth F. Vuylsteke          5,621,776  1,012       200

                        Part II. Other Information

                Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- - -----------        --------  -----------                   --------

   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share



(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  National Sanitary Supply Company
                                  --------------------------------
                                            (Registrant)



Date  August 9, 1994                   By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date  August 9, 1994                   By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Vice President,
                                  Treasurer and
                                  Chief Financial Officer