Form 10-Q
period 1994-09-30
NATIONAL SANITARY SUPPLY CO
filed 1994-11-14
CIK 793500

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994

Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
- - ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                           31-1079482
- - ------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification
incorporation of organization)           No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH     45202-4729
- - ------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


                         (513) 762-6500
- - ------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                        Amount                        Date
- - -----                        ------                        ----
Common Stock             6,011,306 Shares              October 31, 1994
$1 Par Value

                NATIONAL SANITARY SUPPLY COMPANY



                             Index

                                                        Page No.
Part I.  Financial Information:                         --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         September 30, 1994 and
         December 31, 1993 . . . . . . . . . . . . . . . . 3

       Consolidated Statement of Income--
         Three and nine months ended
         September 30, 1994 and 1993 . . . . . . . . . . . 4

       Consolidated Statement of Cash Flows--
         Nine months ended
         September 30, 1994 and 1993 . . . . . . . . . . . 5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . 7


Part II.  Other Information:


     Item 6.  Exhibits and Reports on Form 8-K .  . . . .  9

                      Part I.  Financial Information
                       Item 1.  Financial Statements
                     NATIONAL SANITARY SUPPLY COMPANY
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                                  September 30,  December 31,
(thousands, except share data)                        1994          1993
- - -----------------------------------               -----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   1,814      $    1,110
 Accounts receivable, less allowances
 (1994- $1,190; 1993- $1,290)                        40,681          36,607
 Inventories                                         26,690          26,955
 Current deferred income taxes                        1,971           1,776
 Prepaid expenses and other current assets            1,516           1,189
                                                  ----------     -----------
     Total current assets                            72,672          67,637
Properties and equipment, at cost, less
 accumulated depreciation
 (1994- $18,889; 1993- $17,451)                      21,665          17,383
Goodwill, less accumulated amortization
 (1994- $ 6,663; 1993- $ 6,008)                      27,058          27,513
Other assets                                            571           1,611
                                                  ----------     -----------
     Total assets                                 $ 121,966      $  114,144
                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  21,917      $  18,223
 Accrued liabilities                                 13,576         13,071
 Loans payable to Chemed Corporation                 10,754          9,702
 Current portion of notes to Chemed
   Corporation                                        1,000          1,000
                                                  ----------     -----------
     Total current liabilities                       47,247         41,996
Notes to Chemed Corporation                          17,000         17,000
Noncurrent deferred income taxes                        543            701
Other noncurrent liabilities                          1,112          1,299
                                                  ----------     -----------
     Total liabilities                               65,902         60,996
                                                  ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1994- 6,396,381 shares;
  1993- 6,323,206 shares)                             6,397          6,324
 Paid-in capital                                     25,102         24,369
 Retained earnings                                   27,697         25,468
 Treasury stock, at cost (1994- 413,697
   shares; 1993- 403,984 shares)                     (3,132)        (3,013)
                                                  ----------     -----------
     Total stockholders' equity                      56,064         53,148
                                                  ----------     -----------
 Total liabilities and stockholders' equity       $ 121,966      $ 114,144
                                                  ==========     ===========

The accompanying notes are an integral part of the financial statements.

                           NATIONAL SANITARY SUPPLY COMPANY
                           CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       -------------------   -------------------
(thousands, except per share data)       1994      1993        1994      1993
- - ----------------------------------     --------- ---------  --------- ---------
Sales                                  $ 81,232  $ 78,598   $229,667  $223,226
 Cost of sales                           55,972    54,167    158,031   153,196
                                       --------- ---------  --------- ---------
Gross profit                             25,260    24,431    71,636     70,030
                                       --------- ---------  --------- ---------
Expenses and other income:
 Operating expenses                      21,857    21,181    63,872     62,762
 Amortization of goodwill                   219       218       656        653
 Chemed interest, net                       618       542     1,763      1,683
 Interest expense                            10        32        11        100
 Other income, net                         (196)     (130)     (396)      (385)
                                       --------- --------- ---------  ---------
     Total expenses and other income     22,508    21,843     65,906    64,813
                                       --------- --------- ---------  ---------
Income before income taxes                2,752     2,588     5,730      5,217
 Income taxes                             1,098     1,079     2,398      2,257
                                       --------- --------- ---------  ---------

Net income                             $  1,654  $  1,509     3,332      2,960
                                       ========= ========= =========  =========

Earnings per share                     $   0.28  $   0.26  $   0.56   $   0.50
                                       ========= ========= =========  =========

Cash dividends paid per share          $  0.065  $  0.060  $  0.185   $  0.170
                                       ========= ========= =========  =========
Average shares outstanding                5,982     5,899     5,960      5,892
                                       ========= ========= =========  =========

The accompanying notes are an integral part of the financial statements.

                        NATIONAL SANITARY SUPPLY COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
(thousands of dollars)                                 1994           1993
- - --------------------------------------------         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  3,332       $ 2,960
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                          2,375         2,611
  Amortization of goodwill and deferred
   charges                                                782           932
  Deferred income tax provision                          (268)          113
  Provision for uncollectible accounts
   receivable                                             651           899
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     Increase in accounts receivable                   (4,488)         (688)
     Decrease in inventories                              532         1,455
     (Increase)/decrease in other assets                 (171)          196
     Increase in accounts payable                       3,548           896
     Increase/(decrease) in other liabilities             281          (875)
  Other                                                    64           219
                                                     ---------      --------
 Net cash provided by operating activities              6,638         8,718
                                                     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

Business combinations                                    (645)         (596)
Capital expenditures                                   (5,605)       (2,235)
                                                     ---------      --------
 Net cash used by investing activities                 (6,250)       (2,831)
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable to Chemed Corporation       1,052         1,592
Principal payments on notes to Chemed Corporation          -         (5,000)
Principal payments on other long-term debt                (34)         (137)
Proceeds from issuance of capital stock                   483            20
Dividends paid                                         (1,103)       (1,002)
Purchase of treasury stock                                (82)          (57)
                                                     ---------      --------
 Net cash provided/(used) by financing activities         316        (4,584)
                                                     ---------      --------
Increase in cash and cash equivalents                     704         1,303
Cash and cash equivalents at beginning
 of period                                              1,110         1,374
                                                     ---------      --------
Cash and cash equivalents at end of period           $  1,814       $ 2,677
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

               Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                               of Operations


Results of Operations
- - ---------------------
National Sanitary Supply Company's sales for the third quarter ended September 30, 1994 were $81,232,000, a 3% increase over sales of $78,598,000 in the third quarter of 1993. Net income for the third quarter of 1994 was $1,654,000, a 10% increase over net income of $1,509,000 reported in the prior year third quarter. Earnings per share of $.28 for the third quarter of 1994 increased 8% over earnings per share of $.26 reported in the comparable prior-year quarter.

National's third quarter sales improved in most locations throughout the National system. Sales in the large Southern California operation continued to show improvement as this region continues to recover from the January 1994 earthquake.
Product line sales were led by sales of equipment, plastic trash liners, and foodservice products. The industry-wide deflationary pricing in the high-volume, commodity-oriented, paper and trash liner product lines slowed significantly in the third quarter. Prices in these product lines for the fourth quarter are expected to be up over the same period of the prior year for the first time in several years. National's third quarter 1994 gross profit margin was unchanged from the prior year.

Operating expenses as a percentage of sales in the third quarter of 1994 were the same as in the third quarter of 1993, reflecting tight control over most expense categories. Interest expense to Chemed Corporation ("Chemed"), National's parent company, increased from $542,000 in the third quarter of 1993 to $618,000 in the third quarter of 1994. This increase primarily results from the additional funds necessary to purchase two Los Angeles, California facilities during the second quarter of 1994 at a total cost of $3,282,000. These facilities had been previously leased from the former owners of National since 1983. The leases had included options to purchase the facilities at the fair market value as of November 1983.

The effective tax rate for the third quarter of 1994 was 39.9% compared with 41.7% for the third quarter of 1993. The decline primarily reflects lower state taxes in the southwestern part of the country due to the reorganization of the capital structure of the Company's Century Papers, Inc. subsidiary.

For the nine months ended September 30, 1994, National sales of $229,667,000 increased 3% over sales of $223,226,000 in the comparable period of 1993. Net income for the first nine months of 1994 was $3,332,000, a 12% increase over the prior-year nine-month net income of $2,960,000. Earnings per share were $.56 for the first nine months of 1994 compared with $.50 for the first nine months of 1993.

The sales improvement for the first 9 months of 1994 reflects increased sales of equipment, foodservice and higher margin proprietary chemical products. The gross profit margin for the first nine months of 1994 experienced a small decline of .2% point reflecting the additional sales of low margin foodservice products. Operating expenses as a percentage of sales for the first nine months of 1994 dropped .3% point reflecting the continued emphasis on cost containment.

National's efective tax rate for the first nine months decreased from 43.3% in 1993 to 41.8% in 1994. The decrease was due primarily to lower state taxes in the southwestern part of the country.

Looking ahead, management continues to be optimistic about our future sales and profit growth. Management is particularly encouraged by the continued sales improvement in the large Southern California market. Profits should continue to be bolstered by very low operating expense increases.

                Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                          of Operations (continued)


Liquidity and capital resources
- - -------------------------------
Accounts receivable increased from $36,607,000 at December 31, 1993 to $40,681,000 at September 30, 1994. The increase primarily reflects the additional sales volume recorded in the third quarter of 1994 compared with the fourth quarter of 1993. The decrease in the allowance for doubtful accounts, from $1,290,000 at December 31, 1993 to $1,190,000 at September 30, 1994,
reflects a decline in our past due receivables. The decrease in inventory from $26,955,000 at December 31, 1993 to $26,690,000 at September 30, 1994 results from the year-end purchase of selected items in order to avoid price increases and achieve certain discount quotas. The increase in accounts payable at September 30, 1994 compared with December 31, 1993 primarily reflects the timing of certain inventory purchases and scheduled payments.

Management believes that the company's cash flow from operations and other sources of liquidity are sufficient for its needs.

Subsequent Events
- - -----------------

National named Dwight Jackson as the new General Manager of Century Papers.
Mr. Jackson brings with him extensive industry experience, primarily with Scott Paper Company where he most recently served as Director of Sales for Scott Paper's Southwest Division. Additionally, Donald Pagel has been promoted to General Manager of the Company's Midwest operating group. Mr. Pagel has an extensive background in sales and operations, most recently serving as National's Area Manager - Central California.

                        Part II. Other Information

                Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

              SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- - -----------        --------  -----------                   --------

   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share



(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended September 30, 1994.

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



Date                           By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date                           By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Vice President,
                                  Treasurer and
                                  Chief Financial Officer