Form 10-Q/A
period 1994-09-30
NATIONAL SANITARY SUPPLY CO
filed 1994-12-29
CIK 793500

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



Date  12/29/94                     By /s/Paul C. Voet
     ------------------            ----------------------------------
                                   Paul C. Voet
                                   President and
                                   Chief Executive Officer


Date  12/29/94                     By /s/Gary H. Sander
     ------------------            ----------------------------------
                                   Gary H. Sander
                                   Vice President,
                                   Treasurer and
                                   Chief Financial Officer