Form 10-K
period 1994-12-31
NATIONAL SANITARY SUPPLY CO
filed 1995-03-28
CIK 793500

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

     (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         --            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          x
         --             For the fiscal year ended December 31, 1994

                                      or

         --            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         --            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the Transition period from _____________ to ____________

                       Commission File Number: 0-14-827

                         ____________________________

                       NATIONAL SANITARY SUPPLY COMPANY
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      31-1079482
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

      2900 Chemed Center                                 45202-4729
    255 East Fifth Street                                (Zip Code)
       Cincinnati, Ohio

    (Registrant's telephone number, including area code):  (513) 762-6500

                        _____________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                        TITLE OF EACH CLASS
                                                        -------------------
                                                   Common Stock, $1.00 par value


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes      No  X .
                     ---     ---
 Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the NASDAQ Stock Market on February 28, 1995 ($12.00 per share): $70,880,772.

 As of March 18, 1995, 6,061,348 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Parts I, II and IV of this Report.

 Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1995, are incorporated by reference into Part III of this Report.

                           Exhibit Index at Page E-1

                               Page 1 of 13 Pages

                       NATIONAL SANITARY SUPPLY COMPANY

                         1994 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS





                                                                 PAGE
                                    PART I

Item 1.   Business.............................................    3
Item 2.   Properties...........................................    5
Item 3.   Legal Proceedings....................................    6
Item 4.   Submission of Matters to a Vote of Security Holders..    6
 ----     Executive Officers of the Company....................    7

                                    PART II

Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters..................................    9
Item 6.   Selected Financial Data..............................    9
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................    9
Item 8.   Financial Statements and Supplementary Data..........    9
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..................    9

                                   PART III

Item 10.  Directors and Executive Officers of the Company......   10
Item 11.  Executive Compensation...............................   10
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.......................................   10
Item 13.  Certain Relationships and Related Transactions.......   10

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..................................   11





                               Page 2 of 13 Pages

                                    PART I

ITEM 1.  BUSINESS

General
- -------

        From its founding in 1929 until November 15, 1983, the business of National Sanitary Supply Company (the "Company") was privately owned and operated by three separate companies: National Sanitary Supply Company, Sanichem Manufacturing Company, and La-Ru Truck Rental Company, Inc. In September 1983 the Company was incorporated in Delaware as a wholly-owned subsidiary of Chemed Corporation for the purpose of acquiring these three companies. (As used herein, "Predecessor Companies" refers collectively to the three predecessor companies; "Company" refers to National Sanitary Supply Company, its wholly-owned subsidiaries and its predecessors; and "Chemed" refers to Chemed Corporation.)


        In June 1986 the Company sold in a public offering 1,000,000     shares
of its common stock, par value $1 per share (the "Common Stock").    As of
December 31, 1994 Chemed owned 85 percent of the outstanding shares of Common Stock, or 5,144,151 of the 6,022,973 shares outstanding.

        In September 1988 the Company acquired by merger Century Papers, Inc., which is now a wholly-owned subsidiary ("Century"). Century is a regional distributor engaged in purchasing, warehousing, selling and delivering to its customers a variety of industrial paper, food service, and plastic products, sanitary maintenance and specialty chemicals and equipment, and packaging supplies and equipment.

        On June 17, 1992 the Company formed National Sanitary Supply Development, Inc. ("NSSD"), a Delaware corporation, to aid its expansion program in the Midwest.

        The Company conducts its business in one segment.

Description of Business
- -----------------------

        The Company is the nation's largest specialized distributor of sanitary maintenance supplies. The Company's products are sold primarily through approximately 730 field sales personnel employed by the Company to a wide variety of commercial, institutional, and industrial customers. In 1994, the Company serviced approximately 120,000 customers located principally in Arizona, California, Colorado, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Washington. Federal, state and local governmental agencies accounted for approximately 6 percent of the Company's total sales for 1994. These sales are attributable to over 4,000 different agencies whose purchasing decisions generally are made separately. The Company also had one customer, Sonic, Inc., a fast-food restaurant chain, which accounted for approximately 14 percent of 1994 sales. This chain consists of over 1,250 franchised and 150 company-owned restaurants. Mr. Edward L. Hutton, Chairman of the Company, is a director of Sonic, Inc. Sales to this customer primarily consisted of low margin food service products such as paper napkins, plates and cups. Other than sales to the aforementioned entities, no one customer accounts for more than 2 percent of net sales.

        Other information called for by this item is included within Notes 1 and 2 of the Notes to Consolidated Financial Statements appearing on pages 14 and 15 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

Products and Supplies
- ---------------------

        The Company's product line consists primarily of a wide variety of sanitary maintenance supplies used by commercial, institutional, and industrial facilities. In addition, the Company also distributes, primarily through Century, food service disposable products, packaging materials, and business paper for use in institutional and industrial establishments. Except for the various chemical





                               Page 3 of 13 Pages
products that are manufactured by and for the Company, the products sold by the Company are purchased from outside suppliers.

        Approximately 25 percent of the Company's total sales in 1994 were of chemical and equipment products, including specialty and general purpose cleaners, floor finishes, hand soaps, deodorants, disinfectants, floor machines, vacuums and carpet extractors. A portion of these products is marketed under the "National Sanitary Supply Co." proprietary label. Most of the proprietary-label chemical products are manufactured by the Company.

        Approximately 15 percent of the Company's total 1994 sales were of a wide variety of general maintenance products needed in the housekeeping function such as mops, buckets, brooms, brushes, trash can liners, floor mats and pads.

        Approximately 27 percent of the Company's total 1994 sales were of paper products, such as towels and tissues used in public restrooms.

        The remaining 33 percent of the Company's total 1994 sales included food service products such as paper napkins, plates and cups; packaging and business paper products such as tapes, boxes, computer paper, copier paper and stationery; and special order and non-stock items.

        The Company purchases products from many different manufacturers. In certain product lines, such as paper products, a significant portion of purchases is made from one supplier. Although the Company has no long-term supply contracts, it expects to continue relationships with its existing suppliers. Because there are numerous sources of similar products, management does not believe that the loss of any one supplier would have a material adverse effect on the business.

Distribution System
- -------------------

        The Company maintains over 70 distribution center and sales branch locations throughout the western, southwestern and midwestern United States. From the distribution centers, generally consisting of both a sales office and warehouse facility, products are distributed directly to National's customers, principally by a fleet of Company-owned vehicles. In addition to these distribution facilities, the Company maintains sales branch offices that carry a relatively small inventory of products, which are delivered directly to customers on an emergency basis.

Manufacturing
- -------------

        The Company markets a line of chemical cleaning, sanitation, and maintenance compounds under the "National Sanitary Supply Co." proprietary label. Most of these products are manufactured by the Company in its facility in Los Angeles, with some being manufactured for the Company under contract.

        The Company's manufacturing operations are not labor intensive. The Company operates two shifts at its manufacturing facility and could increase its overall production substantially without incurring significant capital expenditures.

        The chemicals used in the Company's manufacturing processes are purchased from a number of suppliers. The Company does not believe that the loss of any one chemical supplier would have a material adverse effect on its business and believes that alternative sources could be found in a relatively short period of time.

Employees
- ---------

        As of December 31, 1994, the Company employed 1,715 persons, of whom 728 were field sales personnel; 345 were clerical personnel; and the remainder were production personnel, warehousing and shipping personnel, and headquarters management and administrative personnel.





                               Page 4 of 13 Pages

Competition
- -----------

        The market for sanitary maintenance and paper supplies is highly competitive and entry is relatively easy. Competition is, however, highly fragmented in most geographic markets. In the United States, over 9,000 firms compete in the sanitary maintenance supply distribution business on a local or regional basis. Competition also exists indirectly from wholesale price clubs, manufacturers selling directly to customers, and foodservice distributors.

        The principal competitive factors in this market are the level of service provided; range of products offered; speed, efficiency and reliability of delivery; and price.


Environmental Matters
- ---------------------

        The Company's operations are subject to various federal, state, and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection during 1995 and 1996 are not expected to be material in amount.

ITEM 2.  PROPERTIES

        The Company operates three different types of facilities: branch sales offices, regional distribution centers, and a combination distribution center and manufacturing facility. Branch sales offices provide office facilities for sales representatives whose territories are located in outlying areas as well as storage facilities for maintaining a small inventory of products for emergency shipments. Regional distribution centers generally consist of not only a sales office but also a warehouse facility that delivers products to customers in a wide geographic area including those markets covered by the related sales branch offices. The third type of facility performs the same function as a regional distribution center with the added responsibility of manufacturing and delivering products to regional distribution centers. The following table provides a summary of the major facilities operated by the Company as of December 31, 1994:





                               Page 5 of 13 Pages

                                                   SQUARE FEET
                                               -------------------

      TYPE/LOCATION                            OWNED        LEASED
- --------------------------                     -----        ------
Distribution/Manufacturing
- --------------------------

  California - Los Angeles                    190,000          -

Regional Distribution Centers
- -----------------------------

  Arizona - Tempe                              69,000          -
  California - San Francisco (Area)               -         66,000
  Colorado - Denver                               -         53,000
  Indiana - Marion                             30,000          -
  Mississippi - Tupelo                            -         33,000
                Jackson                           -         19,000
  Missouri:  Kansas City                          -         25,000
             St. Louis                            -         16,000
  Nevada - Las Vegas                           24,000          -
  New Mexico - Albuquerque                        -         38,000
  Ohio:  Fairfield                                -         38,000
         Toledo                                   -         65,000
  Oklahoma - Oklahoma City                     14,000       77,000
  Oregon - Portland                            56,000          -
  Tennessee - Memphis                             -         66,000
              Knoxville                           -         17,000
  Texas:  Amarillo                                -         25,000
          Beaumont                                -         14,000
          Corpus Christi                          -         58,000
          Dallas                               54,000          -
          El Paso                              18,000          -
          Houston                                 -        102,000
          Laredo                                  -         10,000
          McAllen                                 -          9,000
          New Braunfels                           -         54,000
   Utah - Salt Lake City                          -         20,000
   Washington - Seattle                           -         15,000

Branch Sales Offices (a)                        3,000      184,000
- --------------------

(a) Represents forty-two (42) separate branch sales offices located throughout the western, midwestern, and southwestern United States.

     The owned property is held in fee and is not subject to any major encumbrance. Leased properties are occupied under rental agreements having terms ranging up to ten years and with month-to-month tenancies. Certain of the leases provide for payment by the Company of insurance, property taxes, and building operating expenses and for options to purchase and options to renew. The Company does not believe that failure to obtain the renewal of any lease would have a material adverse effect on its business.

     Management considers all of the facilities to be in good operating condition and to be generally adequate for the Company's present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.





                               Page 6 of 13 Pages

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

             NAME                    AGE                       OFFICE                           FIRST ELECTED
- ------------------------------------------------------------------------------------------------------------------------
 Edward L. Hutton                     75     Chairman                                    November, 1983 (1)

 Kevin J. McNamara                    41     Vice Chairman                               August, 1986 (2)

 Paul C. Voet                         48     President and Chief Executive Officer       November, 1983 (3)

 Robert B. Garber                     68     Vice Chairman                               1973 (4)

 W. Dwight Jackson                    48     Executive Vice President; General           November, 1994 (5)
                                             Manager of Century

 Charles O. Lane                      64     Executive Vice President                    1965 (6)

 Kenneth F. Vuylsteke                 48     Executive Vice President; General           January, 1992 (7)
                                             Manager of National West

 Gary H. Sander                       45     Vice President, Treasurer and Chief        August, 1988 (8)
                                             Financial Officer





                               Page 7 of 13 Pages

(1) Mr. E. L. Hutton is Chairman of the Company and Chairman and Chief Executive Officer of Chemed. He has held the latter two positions since November 1993. Previously, from April 1970 to November 1993, he held the positions of President and Chief Executive Officer of Chemed. He is the father of Mr. Thomas C. Hutton, a Vice President of Chemed and a director of the Company.

(2) Mr. McNamara is Vice Chairman of the Company and President of Chemed. From August 1986 to August 1994 he was General Counsel and Assistant Secretary of the Company. He served as Executive Vice President, General Counsel and Secretary of Chemed from November 1993 to August 1994, serving as Chemed's Vice Chairman from May 1992 to November 1993.

(3) Mr. Voet is President and Chief Executive Officer of the Company and is also an Executive Vice President of Chemed. He was Vice Chairman and Chief Executive Officer of the Company from November 1986 to January 1992. He served as Chemed's Vice Chairman from 1988 until November 1993.

(4) Mr. Garber is a Vice Chairman of the Company. He was President and Chief Operating Officer of the Company from April 1986 to January 1992.

(5) Mr. Jackson is an Executive Vice President of the Company and is Executive Vice President and General Manager of Century. He has held these positions since November and October 1994, respectively. He was Director of Sales for Scott Paper Co.'s Southwest Division from January 1990 to October 1994.

(6) Mr. Charles Lane is an Executive Vice President of the Company. He is the brother of Mr. Thomas Lane, Vice President-Administration of the Company.

(7) Mr. Vuylsteke is an Executive Vice President of the Company and General Manager of its National West division and has held these positions since January 1992 and July 1991, respectively. He was Vice President and General Manager of the Company's Northwest division from February 1989 to July 1991.

(8) Mr. Sander is Vice President, Treasurer and Chief Financial Officer of the Company, and has held these positions since August 1988.

____________________
    Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company, which is scheduled to be held on May 15, 1995.





                               Page 8 of 13 Pages

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

        MARKET AND PRICE RANGE OF COMMON STOCK, DIVIDENDS

        The Company's Common Stock (par value $1 per share) is included in the NASDAQ Stock Market and is traded under the symbol NSSX. The range of the high and low trade prices for the Company's Common Stock and dividends paid per share for each quarter of 1993 and 1994 are set forth below:


                                                            CLOSING                         DIVIDENDS PAID
                                                     HIGH              LOW                    PER SHARE
- ----------------------------------------------------------------------------------------------------------------
        1994
        First Quarter                               $13.50              $12.25                    $ .06
        Second Quarter                               13.50               12.25                      .06
        Third Quarter                                13.25               12.25                      .065
        Fourth Quarter                               12.50               12.25                      .065
        1993
        First Quarter                                11.75                9.25                      .055
        Second Quarter                               13.50               10.50                      .055
        Third Quarter                                12.88               12.00                      .06
        Fourth Quarter                               13.50               12.00                      .06

        Future dividends are necessarily dependent upon the Company's earnings and financial condition, and other factors not presently determinable.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
                                              Approximate Number of Record
              Title of Class                 Holders (as of March 20, 1995)
              --------------                 ------------------------------
               Common Stock                               229 *
              ($1 par Value)

*Includes only stockholders of record; does not include those whose shares are held in nominee name or within clearinghouse positions of brokers, banks and other institutions. The Company believes its stockholders number more than 500.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information called for by this Item for the five years ended December 31, 1994, appearing on page 1 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information called for by this Item is set forth on pages 20 through 21 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information called for by this Item set forth on pages 9 through 19 of the 1994 Annual Report to Stockholders, and the Unaudited Quarterly Data appearing on page 13 of the 1994 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.





                               Page 9 of 13 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The directors of the Company are:

        E. L. Hutton                          N. Gilliatt                              K. J. McNamara

        P. C. Voet                            J. P. Grace                              T. S. O'Toole

        R. B. Garber                          W. J. Hoekman                            D. W. Robbins, Jr.

        A. J. Bennert, Jr.                    T. C. Hutton                             G. H. Sander

        J. A. Cunningham                      W. D. Jackson                            J. E. Schnee

        N. C. Dallob                          C. O. Lane                               K. F. Vuylsteke

        C. H. Erhart, Jr.                     S. E. Laney

        The information required under this Item with respect to directors is set forth under "Election of Directors" in the Company's 1995 Proxy Statement which is incorporated herein by reference.

        The information required under this Item with respect to executive officers is set forth under Part I hereof. The information required under this item set forth under "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", in the Company's 1995 Proxy Statement, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information required under this Item is set forth under "Executive Compensation" in the Company's 1995 Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required under this Item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1995 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required under this Item is set forth under "Certain Arrangements and Transactions" in the Company's 1995 Proxy Statement which is incorporated herein by reference.





                              Page 10 of 13 Pages

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           EXHIBITS

 3.1. Certificate of Incorporation of Chemed Supply, Inc., dated September 19, 1983.*

 3.2. Certificate of Merger of La-Ru Truck Rental Company, Inc. into Chemed Supply, Inc., dated November 15, 1983.*

 3.3. Certificate of Amendment of the Certificate of Incorporation, as amended, of National Sanitary Supply Company, dated July 13, 1987.*

 3.4.      Amended and Restated By-Laws of the Company as of November 3, 1993.*

 10.1. 1986 Stock Incentive Plan of the Company, as amended through August 4, 1993.*,***

 10.2.     Executive Salary Protection Plan of the Company.*,***

 10.3.     Form of Executive Salary Protection Agreement.*,***

 10.4. Amended Tax Procedures and Services Agreement as of January 1, 1993 between the Company and Chemed Corporation.*

 10.5. Employment Agreement, dated November 12, 1991, between Robert B. Garber and the Company.*,***

 10.6. Employment Agreement, dated November 3, 1993, between Charles O. Lane and the Company.*,***

 10.7. Employment Agreement, dated November 3, 1993, between Thomas M. Lane and the Company.*,***

 18.1.     Letter regarding change in accounting principles.*

 10.8. 1988 Stock Incentive Plan adopted May 19, 1988, as amended through August 4, 1993.*,***

 10.9. $1,600,000 Promissory Note issued by Century Papers, Inc. to Chemed Corporation on November 10, 1988.*

 10.10. $9,400,000 Promissory Note issued by the Company to Chemed Corporation on November 10, 1988.*

 10.11. $8,000,000 Promissory Note issued by the Company to Chemed on January 1, 1993.*

 10.12.    Benefit Equalization Plan, as amended November 6, 1991.*,***

 10.13.    Employment Contracts with Executives.*,***

 10.14.    Amendment No. 2 to Employment Contracts with Executives.***

 10.15. Assignment of $1,600,000 Promissory Note from Century Papers, Inc. to the Company of May 1, 1992.*

 10.16.    Employees Thrift and Profit Sharing Plan.*,***

 10.17.    Trust Agreement of Employees Thrift and Profit Sharing Plan.*,***

 10.18. Employment Agreement, dated November 1, 1994, between W. Dwight Jackson and Century Papers, Inc.***





                              Page 11 of 13 Pages

 11.1.     Computation of earnings per share.

 13.1.     1994 Annual Report to Stockholders.

 21.1.     Subsidiaries of the Company.

 23.1.     Consent of Independent Accountants.

 24.1.     Powers of Attorney.

 27.1.     Financial Data Schedule. +

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this report.

*** Management contract or Executive Compensation Plan or Arrangement.

+   Not filed herewith.

FINANCIAL STATEMENT SCHEDULES

        See Index to Financial Statements and Financial Statement Schedules on page S-1.

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.





                              Page 12 of 13 Pages

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL SANITARY SUPPLY COMPANY


March 28, 1995                        By: /s/  Paul C. Voet
                                          -------------------------------------
                                          Paul C. Voet
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                              Date
- ---------                        -----                              ----
                                                              _
/s/  Edward L. Hutton     Chairman and a Director              |
- ---------------------     (Principal Executive Officer)        |
Edward L. Hutton                                               |
                                                               |  March 28, 1995
/s/  Paul C. Voet         President & Chief Executive          |  --------------
- ---------------------     Officer and a Director               |
Paul C. Voet              (Principal Executive Officer)        |
                                                               |
/s/  Gary H. Sander       Vice President, Treasurer,           |
- ---------------------     Chief Financial Officer,             |
Gary H. Sander            and a Director                       |
                          (Principal Financial and Accounting  |
                            Officer)                           |
                                                              _|


Directors                                                     _
                                                               |
        Arthur J. Bennert, Jr. *       Thomas C. Hutton *      |
        James A. Cunningham *          W. Dwight Jackson *     |
        Charles H. Erhart, Jr. *       Charles O. Lane *       |
        Robert F. Garber *             Sandra E. Laney *       |  March 28, 1995
        N. Gilliatt *                  Kevin J. McNamara *     |  --------------
        J. Peter Grace                 Timothy S. O'Toole *    |
        Will J. Hoekman *              D. Walter Robbins, Jr. *|
                                       Jerome E. Schnee *      |
                                       Kenneth F. Vuylsteke *  |
                                                              _|

* Naomi C. Dallob, General Counsel and Secretary of the Company, by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



March 28, 1995                        /s/   Naomi C. Dallob
- --------------                        ------------------------------
     Date                             Naomi C. Dallob
                                      (Attorney-in-Fact and a Director)





                              Page 13 of 13 Pages


                        NATIONAL SANITARY SUPPLY COMPANY

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                              1992, 1993 AND 1994


                                                                                        Page(s)
National Sanitary Supply Company Financial
Statements and Financial Statement Schedules

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9  *
Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10  *
Consolidated Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11  *
Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .   12  *
Consolidated Statement of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . .   13  *
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   14  *
Report of Independent Accountants on Financial Statement Schedules  . . . . . . . . . . .  S-2
Schedule VIII - Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . .  S-3

* Indicates page numbers in the National Sanitary Supply Company 1994 Annual Report to Stockholders.

- -------------------------------------------------------------------------------
        The financial statements of National Sanitary Supply Company listed above, appearing in the accompanying 1994 Annual Report to Stockholders, are incorporated herein by reference. The financial statement schedules should be read in conjunction with the financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


The Board of Directors of
National Sanitary Supply Company


  Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 appearing on page 9 of the 1994 Annual Report to Stockholders of National Sanitary Supply Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
- -------------------------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
January 31, 1995

                        NATIONAL SANITARY SUPPLY COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE VIII
                             (thousands of dollars)


- ----------------------------------------------------------------------------------
     Column A          |  Column B  |       Column C      |  Column D  | Column E
- ----------------------------------------------------------------------------------
                       |            |      Additions      |            |
                       |            -----------------------            |
                       |            |  Charged    Charged |            |
                       |            | to Costs    to Other|            |
                       | Balance at |   and       Accounts| Deductions |  Balance
    Description        | Beginning  | Expenses       (a)  |     (b)    |  At End
- ----------------------------------------------------------------------------------
Allowance for Doubtful
  notes and accounts
  receivable (deducted
  from related asset
  account) year ended:
    December 31, 1994      $1,290      $  970      $ -       $  832        $1,428
    December 31, 1993       1,181       1,003        -          894         1,290
    December 31, 1992       1,334       1,145        -        1,298         1,181
- ----------------------------------------------------------------------------------

(a)  Relates to companies acquired.

(b)  Accounts and notes written off.

                               INDEX TO EXHIBITS

                                                                                   Page Number
                                                                                        or
                                                                             Incorporation by Reference
                                                                             --------------------------
Exhibit                                                                       File No. and    Previous
Number                                                                        Filing Date    Exhibit No.
- -------                                                                       ------------   -----------
  3.1             Certificate of Incorporation of Chemed                      S-1              3a(i)
                  Supply, Inc., dated September 19, 1983.                     Registration
                                                                              No. 33-5604
                                                                              5/12/86

  3.2             Certificate of Merger of La-Ru Truck                        S-1              3a(ii)
                  Rental Company, Inc. into Chemed                            Registration
                  Supply, Inc., dated November 15, 1983.                      No. 33-5604
                                                                              5/12/86

  3.3             Certificate of Amendment of the                             Form 10-Q        2
                  Certificate of Incorporation, as                            8/13/87
                  amended, of National Sanitary Supply
                  Company, dated July 13, 1987.

  3.4             Amended and Restated By-Laws of the                         Form 10-K        4
                  Company as of November 3, 1993.                             3/28/94

 10.1             1986 Stock Incentive Plan of the                            Form 10-Q        2
                  Company, as amended through August 4,                       8/13/93
                  1993.

 10.2             Executive Salary Protection Plan of                         S-1              10e
                  the Company.                                                Registration
                                                                              No. 33-5604
                                                                              5/12/86

 10.3             Form of Executive Salary Protection                         S-1              10f
                  Agreement.                                                  Registration
                                                                              No. 33-5604
                                                                              5/12/86

 10.4             Amended Tax Procedures and Services                         Form 10-K        12
                  Agreement as of January 1, 1993                             3/29/93
                  between the Company and Chemed
                  Corporation.

 10.5             Employment Agreement, dated November                        Form 10-K        13
                  12, 1991, between Robert B. Garber                          3/27/92
                  and the Company.

 10.6             Employment Agreement, dated November                        Form 10-K        10
                  3, 1993, between Charles O. Lane                            3/28/94
                  and the Company.

 10.7             Employment Agreement, dated November                        Form 10-K        11
                  3, 1993, between Thomas M. Lane and                         3/28/94
                  the Company.

                                                                                    Page Number
                                                                                         or
                                                                             Incorporation by Reference
                                                                             --------------------------
Exhibit                                                                       File No. and    Previous
Number                                                                        Filing Date    Exhibit No.
- -------                                                                       ------------   -----------
 18.1           Letter regarding change in accounting                         Form 10-Q         3
                principles.                                                   5/13/88

 10.8           1988 Stock Incentive Plan of the                              Form 10-Q         3
                Company, as amended through August 4,                         8/13/93
                1993

 10.9           $1,600,000 Promissory Note issued by                          Form  10-K       38
                Century Papers, Inc. to Chemed                                3/29/89
                Corporation on November 10, 1988.

 10.10          $9,400,000 Promissory Note issued by                          Form 10-K        39
                the Company to Chemed Corporation on                          3/29/89
                November 10, 1988.

 10.11          $8,000,000 Promissory Note issued by                          Form 10-Q         2
                the Company to Chemed Corporation on                          3/13/93
                January 1, 1993.

 10.12          Benefit Equalization Plan, as amended                         Form 10-K        38
                November 6, 1991.                                             3/27/92

 10.13          Employment Contracts with Executives.                         Form 10-K        39
                                                                              3/29/93

 10.14          Amendment No. 2 to Employment Contracts                           *
                with Executives.

 10.15          Assignment of $1,600,000 Promissory                           Form 10-K        40
                Note from Century Papers, Inc. to the                         3/29/93
                Company of May 1, 1992.

 10.16          Employees Thrift and Profit Sharing Plan                      Form S-8         4.1
                                                                              9/30/94

 10.17          Trust Agreement of Employees Thrift and                       Form S-8         4.2
                Profit Sharing Plan                                           9/30/94

 18.18          Employment Agreement, dated November 1,                           *
                1994 between W. Dwight Jackson and
                Century Papers, Inc.

 11.1           Computation of earnings per share.                                *

 13.1           1994 Annual Report to Stockholders.                               *

 21.1           Subsidiaries of the Company.                                      *

 23.1           Consent of Independent Accountants.                               *

 24.1           Powers of Attorney.                                               *

 27.1           Financial Data Schedule

_______________
*Filed herewith.