Form 10-Q
period 1995-03-31
NATIONAL SANITARY SUPPLY CO
filed 1995-05-11
CIK 793500

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995

Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
- ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                31-1079482
- ------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation of organization)                     No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH          45202-4729
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                              (513) 762-6500
- --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                        Amount                         Date
- -----                        ------                         ----
Common Stock             6,072,726 Shares              April 28, 1995
$1 Par Value

                NATIONAL SANITARY SUPPLY COMPANY



                             Index

                                                                      Page No.
Part I.  Financial Information:                                       --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         March 31, 1995 and
         December 31, 1994 . . . . . . . . . . . . . . . . . . . . .      3

       Consolidated Statement of Income--
         Three months ended
         March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .      4

       Consolidated Statement of Cash Flows--
         Three months ended
         March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .      5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .      6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . .      7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .      8

                     Part I.  Financial Information
                     Item 1.  Financial Statements
                    NATIONAL SANITARY SUPPLY COMPANY
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                   March 31,     December 31,
(thousands, except share data)                       1995           1994
- -----------------------------------               -----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   1,894      $   1,713
 Accounts receivable, less allowances
 (1995- $1,459; 1994- $1,428)                        41,195         41,655
 Inventories                                         27,703         28,344
 Deferred income taxes                                1,885          1,831
 Prepaid expenses and other current assets            1,567          1,527
                                                  ----------     -----------
     Total current assets                            74,244         75,070
Properties and equipment, at cost, less
 accumulated depreciation                            21,828         21,851
Goodwill, less accumulated amortization              26,469         26,650
Other assets                                            701            501
                                                  ----------     -----------
     Total assets                                 $ 123,242      $ 124,072
                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  21,973      $  21,538
 Accrued liabilities                                 13,300         12,552
 Loans payable to Chemed Corporation                 11,242         13,721
 Current portion of notes to Chemed Corporation       1,000          1,000
                                                  ----------     -----------
     Total current liabilities                       47,515         48,811
Notes to Chemed Corporation                          16,000         16,000
Deferred income taxes                                   398            441
Other noncurrent liabilities                          1,144          1,259
                                                  ----------     -----------
     Total liabilities                               65,057         66,511
                                                  ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1995- 6,503,406 shares;
  1994- 6,396,756 shares)                             6,504          6,397
 Paid-in capital                                     26,213         25,312
 Retained earnings                                   29,060         28,695
 Treasury stock, at cost (1995- 430,852
   shares; 1994- 373,783 shares)                     (3,592)        (2,843)
                                                  ----------     -----------
     Total stockholders' equity                      58,185         57,561
                                                  ----------     -----------
 Total liabilities and stockholders' equity       $ 123,242      $ 124,072
                                                  ==========     ===========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY
                    CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
(thousands, except per share data)                  1995           1994
- ----------------------------------                ---------      ---------
Sales                                             $ 80,793       $ 71,460
 Cost of sales                                      55,331         49,199
                                                  ---------      ---------
Gross profit                                        25,462         22,261
                                                  ---------      ---------
Expenses and other income:
 Operating expenses                                 23,261         20,556
 Amortization of goodwill                              218            218
 Chemed interest, net                                  662            545
 Other income, net                                     (47)          (117)
                                                  ---------      ---------
     Total expenses and other income                24,094         21,202
                                                  ---------      ---------
Income before income taxes                           1,368          1,059
 Income taxes                                          609            485
                                                  ---------      ---------

Net income                                        $    759       $    574
                                                  =========      =========

Earnings per share                                $   0.13       $   0.10
                                                  =========      =========

Cash dividends paid per share                     $  0.065       $  0.060
                                                  =========      =========
Average shares outstanding                           6,050          5,937
                                                  =========      =========

The accompanying notes are an integral part of the financial statements.

                   NATIONAL SANITARY SUPPLY COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(thousands of dollars)                              1995           1994
- ----------------------------------------------    ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    759       $   574
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                         845           797
  Amortization of goodwill and deferred
   charges                                             293           311
  Deferred income tax provision                        (81)         (300)
  Provision for uncollectible accounts
   receivable                                          271           193
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     Decrease in accounts receivable                   189           567
     Decrease in inventories                           641         2,200
     (Increase)/decrease in other assets                54          (108)
     Increase/(decrease) in accounts payable           435           785
     Decrease in other liabilities                     643          (574)
                                                  ---------      --------
 Net cash provided by operating activities           4,049         4,445
                                                  ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                  (52)         (432)
Capital expenditures                                  (855)       (1,197)
Other                                                   33            73
                                                  ---------      --------
 Net cash used by investing activities                (874)       (1,556)
                                                  ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from payable to Chemed Corporation         (2,479)       (1,714)
Principal payments on other long-term debt             (11)          (11)
Dividends paid                                        (394)         (355)
Proceeds from/(purchase of) common stock              (110)          148
                                                  ---------      --------
 Net cash used by financing activities              (2,994)       (1,932)
Increase in cash and cash equivalents                  181           957
Cash and cash equivalents at beginning of period     1,713         1,110
                                                  ---------      --------
Cash and cash equivalents at end of period        $  1,894       $ 2,067
                                                  =========      ========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY

               Notes to Consolidated Financial Statements
                              (unaudited)


NOTE A. The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of National Sanitary Supply Company ("National"), the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows of National and its subsidiaries for the periods indicated. For additional information concerning the accounting policies of National, refer to the consolidated financial statements included in the 1994 Annual Report on Form 10-K filed with the SEC on March 28, 1995.

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

             Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                             of Operations


Results of Operations
- ---------------------
National Sanitary Supply Company's sales for the first quarter ended March 31, 1995 were $80,793,000, a 13% increase over sales of $71,460,000 in the first quarter of 1994. Net income for the first quarter of 1995 was $759,000, a 32% increase over net income of $574,000 reported in the prior-year first quarter. Earnings per share of $.13 for the first quarter of 1995 increased 30% over earnings per share of $.10 reported in the comparable prior-year quarter.

During the first quarter most of National's locations recorded double-digit sales growth. Improved pricing in plastic and paper product categories, the debut of a new full-line product catalog, new product introductions, and a stronger economy fueled rapid sales growth during the quarter. National's first quarter 1995 gross profit margin of 31.5% increased from 31.2% in the first quarter of 1994, primarily the result of a slower growth in certain overhead costs as a % of sales.

Operating expenses increased 13% during the first quarter of 1995 over the prior year reflecting the additional sales volume and National's continued investment in programs that will improve market share. For example, investments continue to be made in the Midwest operating group in anticipation of future expansion into new geographic markets. Additionally, National is investing in new sales and training programs designed to enhance market penetration and improve selling efficiencies.

The effective tax rate declined from 45.8% during the first quarter of 1994 to 44.5% during the first quarter of 1995, primarily due higher profits in states with lower tax rates and spreading the same year-to-year level of nontax-deductible goodwill over more income.

Liquidity and capital resources
- -------------------------------
Management believes that the company's cash flow from operations and other sources of liquidity are sufficient for its needs. There were no material changes in the Company's financial position during the first quarter of 1995.

                     Part II. Other Information

             Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- -----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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



Date  May 10, 1995                By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date  May 10, 1995                By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Vice President,
                                  Treasurer and
                                  Chief Financial Officer