Form 10-Q
period 1995-06-30
NATIONAL SANITARY SUPPLY CO
filed 1995-08-11
CIK 793500

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995

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


                              (513) 762-6500
- ------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
- -----                              ------                   ----
Common Stock                  6,080,624 Shares          July 31, 1995
$1 Par Value

                NATIONAL SANITARY SUPPLY COMPANY



                             Index

                                                                           Page No.
Part I.  Financial Information:                                            --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         June 30, 1995 and
         December 31, 1994 . . . . . . . . . . . . . . . . . . . . .           3

       Consolidated Statement of Income--
         Three and six months ended
         June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . .           4

       Consolidated Statement of Cash Flows--
         Six months ended
         June 30, 1995 and 1994. . . . . . . . . . . . . . . . . . .           5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .           6

     Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . .           7


Part II.  Other Information:

     Item 4.  Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . . .           8


     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           9

                            Part I.  Financial Information
                            Item 1.  Financial Statements
                           NATIONAL SANITARY SUPPLY COMPANY
                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                                  March 31,      December 31,
(thousands, except share data)                       1995           1994
- -----------------------------------               ----------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   1,640      $   1,713
 Accounts receivable, less allowances
 (1995- $1,665; 1994- $1,428)                        40,690         41,655
 Inventories                                         29,157         28,344
 Deferred income taxes                                2,045          1,831
 Prepaid expenses and other current assets            1,634          1,527
                                                  ----------     -----------
     Total current assets                            75,166         75,070
Properties and equipment, at cost, less
 accumulated depreciation                            21,858         21,851
Goodwill, less accumulated amortization              26,252         26,650
Other assets                                            919            501
                                                  ----------     -----------
     Total assets                                 $ 124,195      $ 124,072
                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  23,935      $  21,538
 Accrued liabilities                                 13,807         12,552
 Loans payable to Chemed Corporation                  8,573         13,721
 Current portion of notes to Chemed Corporation       1,000          1,000
                                                  ----------     -----------
     Total current liabilities                       47,315         48,811
Notes to Chemed Corporation                          16,000         16,000
Deferred income taxes                                   464            441
Other noncurrent liabilities                          1,136          1,259
                                                  ----------     -----------
     Total liabilities                               64,915         66,511
                                                  ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1995- 6,505,088 shares;
  1994- 6,396,756 shares)                             6,506          6,397
 Paid-in capital                                     26,344         25,312
 Retained earnings                                   30,036         28,695
 Treasury stock, at cost (1995- 431,962
   shares; 1994- 373,783 shares)                     (3,606)        (2,843)
                                                  ----------     -----------
     Total stockholders' equity                      59,280         57,561
                                                  ----------     -----------
 Total liabilities and stockholders' equity       $ 124,195      $ 124,072
                                                  ==========     ===========

The accompanying notes are an integral part of the financial statements.

                          NATIONAL SANITARY SUPPLY COMPANY
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                       ---------------------        ---------------------
(thousands, except per share data)        1995       1994              1995      1994
- ----------------------------------     ---------- ----------        ---------- ----------
Sales                                  $  85,571  $  76,975         $ 166,364  $ 148,435
 Cost of sales                            58,942     52,860           114,273    102,059
                                       ---------- ----------        ---------- ----------
Gross profit                              26,629     24,115            52,091     46,376
                                       ---------- ----------        ---------- ----------
Expenses and other income:
 Operating expenses                       23,535     21,459            46,796     42,015
 Amortization of goodwill                    218        219               436        437
 Chemed Corporation interest                 625        600             1,287      1,145
 Other income, net                          (120)       (82)             (167)      (199)
                                       ---------- ----------        ---------- ----------
     Total expenses and other income      24,258     22,196            48,352     43,398
                                       ---------- ----------        ---------- ----------
Income before income taxes                 2,371      1,919             3,739      2,978
 Income taxes                              1,001        815             1,610      1,300
                                       ---------- ----------        ---------- ----------

Net income                             $   1,370  $   1,104         $   2,129  $   1,678
                                       ========== ==========        ========== ==========

Earnings per share                     $    0.23  $    0.19         $    0.35  $    0.28
                                       ========== ==========        ========== ==========

Cash dividends paid per share          $   0.065  $   0.060         $   0.130  $   0.120
                                       ========== ==========        ========== ==========
Average shares outstanding                 6,073      5,961             6,062      5,949
                                       ========== ==========        ========== ==========

The accompanying notes are an integral part of the financial statements.

                          NATIONAL SANITARY SUPPLY COMPANY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
(thousands of dollars)                                 1995          1994
- ----------------------------------------------       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  2,129      $  1,678
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                          1,704         1,584
  Amortization of goodwill and deferred
   charges                                                602           656
  Deferred income tax provision                          (176)         (263)
  Provision for losses on accounts
   receivable                                             522           393
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     (Increase)/decrease in accounts receivable           443        (1,112)
     (Increase)/decrease in inventories                  (813)        1,855
     Increase in other assets                            (304)         (332)
     Increase in accounts payable                       2,397         1,760
     Increase/(decrease) in other liabilities           1,155        (1,315)
                                                     ---------     ---------
 Net cash provided by operating activities              7,659         4,904
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                     (52)         (434)
Capital expenditures                                   (1,770)       (5,154)
Other                                                      58           152
                                                     ---------     ---------
 Net cash used for investing activities                (1,764)       (5,436)
                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(payments on) loans payable to
 Chemed Corporation                                    (5,148)        2,892
Principal payments on other long-term debt                (23)          (22)
Dividends paid                                           (788)         (714)
Proceeds from/(purchase of) common stock                   (9)          375
                                                     ---------     ---------
 Net cash provided by/(used for) financing
  activities                                           (5,968)        2,531
Increase/(decrease) in cash and cash equivalents          (73)        1,999
Cash and cash equivalents at beginning of period        1,713         1,110
                                                     ---------     ---------
Cash and cash equivalents at end of period           $  1,640      $  3,109
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

NOTE C. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods. The dilution that would result from shares issuable under National's 1986, 1988 and 1995 Stock Incentive Plans is not material.

                Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                                of Operations

Results of Operations
- ---------------------
National Sanitary Supply Company's sales for the second quarter ended June 30, 1995 were $85,571,000, an 11% increase over sales of $76,975,000 in the second quarter of 1994. Net income for the second quarter of 1995 was $1,370,000, a 24% increase over net income of $1,104,000 in the prior-year second quarter. Earnings per share of $.23 for the second quarter of 1995 increased 21% over earnings per share of $.19 in the comparable prior-year quarter.

Most locations throughout the National system experienced volume increases resulting from enhanced sales and marketing efforts such as a new full-line product catalog and focused promotional programs. Price increases also helped fuel sales growth during the second quarter. The gross profit margin for the second quarter 1995 decreased .2% point reflecting the impact of cost increases which National has not yet passed on to its customers.

Operating expenses as a percentage of sales in the second quarter of 1995 decreased .4% point primarily reflecting the impact of relatively small increases in most fixed expenses such as facility cost and administrative personnel cost.

For the six months ended June 30, 1995, National sales of $166,364,000 increased 12% over sales of $148,435,000 in the comparable period of 1994. Net income for the first half of 1995 was $2,129,000, a 27% increase over the prior year first half net income of $1,678,000. Earnings per share were $.35 for the first six months of 1995 compared with $.28 for the first six months of 1994.

The sales improvement for the first half of 1995 reflects increased sales at most locations aided by improved pricing primarily in the plastic and paper product categories. The gross profit margin for the first six months of 1995 was relatively unchanged.

Operating expenses as a percentage of sales for the first half of 1995 declined
 .2% point reflecting the continued emphasis on cost containment.

The effective tax rate declined from 43.7% during the first half of 1994 to 43.1% during the first half of 1995, primarily due to higher profits in states with lower tax rates and spreading the same year-to-year level of non tax-deductible goodwill over more income.

Looking ahead, management is optimistic about National's sales and profit growth for the remainder of the year.

Liquidity and capital resources
- -------------------------------
The increase in accounts payable at June 30, 1995 compared with December 31, 1994 primarily reflects the timing of certain inventory purchases and scheduled payments.

Management believes that National's cash flow from operations and other sources of liquidity are sufficient for its needs.

                       Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) National Sanitary Supply held its annual meeting of stockholders on May 15, 1995.

(b) The names of directors elected at this annual meeting are as follows:

         Edward L. Hutton                   W. Dwight Jackson
         Paul C. Voet                       Charles O. Lane
         Robert B. Garber                   Sandra E. Laney
         Arthur J. Bennert, Jr.             Kevin J. McNamara
         James A. Cunningham                Timothy S. O'Toole
         Naomi C. Dallob                    D. Walter Robbins, Jr.
         Charles H. Erhart, Jr.             Gary H. Sander
         Neal Gilliatt                      Jerome E. Schnee
         Will J. Hoekman                    Kenneth F. Vuylsteke
         Thomas C. Hutton

(c) The stockholders then ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1995: 5,577,880 votes were cast in favor of the proposal, 6,000 votes were cast against it, 1,612 votes abstained, and zero (0) were broker non-votes.

    The stockholders then adopted a resolution ratifying the approval and adoption of the 1995 Stock Incentive Plan by the Board of Directors:
    5,535,442 votes were cast in favor of the resolution, 20,064 votes were cast against it, 700 votes abstained and 29,286 were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                Votes      Votes
                                  Votes For    Against    Withheld
                                  _________    _______    ________
         Edward L. Hutton         5,584,480     1,012        10
         Paul C. Voet             5,584,490     1,002        -0-
         Robert B. Garber         5,583,990     1,502       500
         Arthur J. Bennert, Jr.   5,584,490     1,002        -0-
         James A. Cunningham      5,584,280     1,212       210
         Naomi C. Dallob          5,584,490     1,002        -0-
         Charles H. Erhart, Jr.   5,583,790     1,702       700
         Neal Gilliatt            5,584,290     1,202       200
         Will J. Hoekman          5,584,490     1,002        -0-
         Thomas C. Hutton         5,584,290     1,202       200
         W. Dwight Jackson        5,584,239     1,253       251
         Charles O. Lane          5,583,990     1,502       500
         Sandra E. Laney          5,584,280     1,212       210
         Kevin J. McNamara        5,584,490     1,002        -0-
         Timothy S. O'Toole       5,584,490     1,002        -0-
         D. Walter Robbins, Jr.   5,584,280     1,212       210
         Gary H. Sander           5,584,490     1,002        -0-
         Jerome E. Schnee         5,584,290     1,202       200
         Kenneth F. Vuylsteke     5,584,490     1,002        -0-

                  Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- -----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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



Date August 11, 1995              By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date August 11, 1995              By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Vice President,
                                  Treasurer and
                                  Chief Financial Officer