Form 10-Q
period 1995-09-30
NATIONAL SANITARY SUPPLY CO
filed 1995-11-13
CIK 793500

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995

Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                31-1079482
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation of organization)                No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH          45202-4729
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                              (513) 762-6500
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
-----                              ------                   ----
Common Stock                  6,089,861 Shares        October 31, 1995
$1 Par Value

                            NATIONAL SANITARY SUPPLY COMPANY




                                        Index

                                                                            Page No.
Part I.  Financial Information:                                             --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         September 30, 1995 and
         December 31, 1994 . . . . . . . . . . . . . . . . . . . . .           3

       Consolidated Statement of Income--
         Three and nine months ended
         September 30, 1995 and 1994 . . . . . . . . . . . . . . . .           4

       Consolidated Statement of Cash Flows--
         Nine months ended
         September 30, 1995 and 1994 . . . . . . . . . . . . . . . .           5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .           6

     Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . .           7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           8

                          Part I.  Financial Information
                          Item 1.  Financial Statements
                         NATIONAL SANITARY SUPPLY COMPANY
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  September 30,  December 31,
(thousands, except share data)                       1995           1994
-----------------------------------               ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $    1,797     $     1,713
 Accounts receivable, less allowances
 (1995- $1,624; 1994- $1,428)                         42,013          41,655
 Inventories                                          29,057          28,344
 Deferred income taxes                                 2,027           1,831
 Prepaid expenses and other current assets             1,492           1,527
                                                  -----------     -----------
     Total current assets                             76,386          75,070
Properties and equipment, at cost, less
 accumulated depreciation                             21,630          21,851
Goodwill, less accumulated amortization               26,034          26,650
Other assets                                             825             501
                                                  -----------     -----------
     Total assets                                 $  124,875      $  124,072
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   24,058      $   21,538
 Accrued liabilities                                  14,150          12,552
 Loans payable to Chemed Corporation                   7,454          13,721
 Current portion of notes to Chemed Corporation        1,000           1,000
                                                  -----------     -----------
     Total current liabilities                        46,662          48,811
Notes to Chemed Corporation                           16,000          16,000
Deferred income taxes                                    407             441
Other noncurrent liabilities                             945           1,259
                                                  -----------     -----------
     Total liabilities                                64,014          66,511
                                                  -----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                            -               -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1995- 6,520,225 shares;
  1994- 6,396,756 shares)                              6,521           6,397
 Paid-in capital                                      26,467          25,312
 Retained earnings                                    31,557          28,695
 Treasury stock, at cost (1995- 437,776
   shares; 1994- 373,783 shares)                      (3,684)         (2,843)
                                                  -----------     -----------
     Total stockholders' equity                       60,861          57,561
                                                  -----------     -----------
 Total liabilities and stockholders' equity       $  124,875      $  124,072
                                                  ===========     ===========

The accompanying notes are an integral part of the financial statements.

                         NATIONAL SANITARY SUPPLY COMPANY
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                       ---------------------        ---------------------
(thousands, except per share data)        1995       1994              1995       1994
----------------------------------     ---------- ----------        ---------- ----------
Sales                                  $  89,396  $  81,232         $ 255,760  $ 229,667
 Cost of sales                            61,691     55,972           175,964    158,031
                                       ---------- ----------        ---------- ----------
Gross profit                              27,705     25,260            79,796     71,636
                                       ---------- ----------        ---------- ----------
Expenses and other income:
 Operating expenses                       23,688     21,857            70,484     63,872
 Amortization of goodwill                    217        219               653        656
 Chemed Corporation interest                 508        618             1,709      1,763
 Other income, net                           (68)      (186)             (149)      (385)
                                       ---------- ----------        ---------- ----------
     Total expenses and other income      24,345     22,508            72,697     65,906
                                       ---------- ----------        ---------- ----------
Income before income taxes                 3,360      2,752             7,099      5,730
 Income taxes                              1,383      1,098             2,993      2,398
                                       ---------- ----------        ---------- ----------

Net income                             $   1,977  $   1,654         $   4,106   $  3,332
                                       ========== ==========        ========== ==========

Earnings per share                     $    0.33  $    0.28         $    0.68  $    0.56
                                       ========== ==========        ========== ==========

Cash dividends paid per share          $   0.075  $   0.065         $   0.205  $   0.185
                                       ========== ==========        ========== ==========
Average shares outstanding                 6,079      5,982             6,068      5,960
                                       ========== ==========        ========== ==========

The accompanying notes are an integral part of the financial statements.

                         NATIONAL SANITARY SUPPLY COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
(thousands of dollars)                                   1995         1994
----------------------------------------------         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  4,106     $  3,332
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                            2,662        2,375
  Amortization of goodwill and deferred
   charges                                                  904          782
  Deferred income tax provision                            (214)        (268)
  Provision for losses on accounts
   receivable                                               811          651
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     Increase in accounts receivable                     (1,169)      (4,488)
     (Increase)/decrease in inventories                    (713)         532
     Increase in other assets                              (153)        (171)
     Increase in accounts payable                         2,520        3,548
     Increase in other liabilities                        1,319          281
                                                       ---------    ---------
 Net cash provided by operating activities               10,073        6,574
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                       (52)        (645)
Capital expenditures                                     (2,550)      (5,605)
Other                                                       109           64
                                                       ---------    ---------
 Net cash used for investing activities                  (2,493)      (6,186)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(payments on) loans payable to
 Chemed Corporation                                      (6,267)       1,052
Principal payments on other long-term debt                  (36)         (34)
Dividends paid                                           (1,244)      (1,103)
Proceeds from common stock                                   51          401
                                                       ---------    ---------
 Net cash provided by/(used for) financing
  activities                                             (7,496)         316
Increase in cash and cash equivalents                        84          704
Cash and cash equivalents at beginning of period          1,713        1,110
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  1,797     $  1,814
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

                 Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                                 of Operations
Results of Operations
---------------------
National Sanitary Supply Company's sales for the third quarter ended September 30, 1995 were $89,396,000, a 10% increase over sales of $81,232,000 in the third quarter of 1994. Net income for the third quarter of 1995 was $1,977,000, a 20% increase over net income of $1,654,000 in the prior-year third quarter. Earnings per share of $.33 for the third quarter of 1995 increased 18% over earnings per share of $.28 in the comparable prior-year quarter.

The third quarter sales increase reflects improved product pricing and strong sales gains at most locations throughout the National system despite one less billing day. Sales continued to benefit from ongoing investments in sales training programs, targeted marketing promotions, and new promotional literature along with programs to manage product pricing. The gross profit margin for the third quarter 1995 decreased .1% point, as a percentage of sales.

Operating expenses as a percentage of sales in the third quarter of 1995 decreased .4% point primarily reflecting the impact of relatively small increases in many fixed expenses such as administrative personnel cost.

The effective tax rate for the third quarter of 1995 was 41.2%, 1.3% points over the third quarter rate for 1994 of 39.9%. Higher state income taxes primarily account for the increase.

For the nine months ended September 30, 1995, National sales of $255,760,000 increased 11% over sales of $229,667,000 in the comparable period of 1994. Net income for the first nine months of 1995 was $4,106,000, a 23% increase over the prior-year nine months net income of $3,332,000. Earnings per share of $.68 for the first nine months of 1995 increased 21% above earnings per share of $.56 for the first nine months of 1994.

The sales improvement for the first nine months of 1995 reflects increased sales at most locations aided by improved product pricing. The gross profit margin for the first nine months of 1995 was unchanged.

Operating expenses as a percentage of sales for the first nine months of 1995 declined .2% point reflecting the continued emphasis on cost containment.

The effective tax rate increased from 41.8% during the first nine months of 1994 to 42.2% during the first nine months of 1995, primarily due to higher state income taxes.

Looking ahead, management is optimistic about National's sales and profit growth for the remainder of the year.

Liquidity and capital resources
-------------------------------
The increase in accounts payable at September 30, 1995 compared with December 31, 1994 primarily reflects the timing of certain inventory purchases and scheduled payments.

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

                   Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
-----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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



Date    11/13/95                  By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date    11/13/95                  By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Vice President,
                                  Treasurer and
                                  Chief Financial Officer