Form 10-K405
period 1995-12-31
NATIONAL SANITARY SUPPLY CO
filed 1996-03-28
CIK 793500

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

 (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    [x]         For the fiscal year ended December 31, 1995

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the Transition period from ______________ to ______________

                       Commission File Number: 0-14-827

                         ----------------------------

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

                        -----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: TITLE OF EACH CLASS
                                                            -------------------
                                                Common Stock, $1.00 per value

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the NASDAQ Stock Market on February 29, 1996 ($13.50 per share): $80,304,777.

         As of March 15, 1996, 6,136,678 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I, II and IV of this Report.

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 20, 1996, are incorporated by reference into Part III of this Report.

                           Exhibit Index at Page E-1

                               Page 1 of 13 Pages

                        NATIONAL SANITARY SUPPLY COMPANY

                          1995 FORM 10-K ANNUAL REPORT

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





                              Page 2 of 13 Pages

                                    PART I
ITEM 1.  BUSINESS

General
--------

     From its founding in 1929 until November 15, 1983, the business of National Sanitary Supply Company (the "Company") was privately owned and operated by three separate companies: National Sanitary Supply Company, Sanichem Manufacturing Company, and La-Ru Truck Rental Company, Inc. In September 1983 the Company was incorporated in Delaware as a wholly-owned subsidiary of Chemed Corporation (a diversified public corporation with interests in residential and commercial plumbing supply products distribution, medical and dental supply distribution for private practices, and home health care services) for the purpose of acquiring these three companies. (As used herein, "Predecessor Companies" refers collectively to the three predecessor companies; "Company" refers to National Sanitary Supply Company, its wholly-owned subsidiaries and its predecessors; and "Chemed" refers to Chemed Corporation.)

    In June 1986 the Company sold in a public offering 1,000,000 shares of its common stock, par value $1 per share (the "Common Stock"). As of December 31, 1995, Chemed owned 84 percent of the outstanding shares of Common Stock, or 5,144,151 of the 6,098,280 shares outstanding.

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

Description of Business
-----------------------

    The Company is the nation's largest specialized distributor of sanitary maintenance supplies. The Company's products are sold primarily through approximately 760 field sales personnel employed by the Company to a wide variety of commercial, institutional, and industrial customers. In 1995, the Company serviced approximately 110,000 customers located principally in Arizona, California, Colorado, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Washington. Federal, state and local governmental agencies accounted for approximately 6 percent of the Company's total sales for 1995. These sales are attributable to over 1,200 different agencies whose purchasing decisions generally are made separately. The Company also had one customer, Sonic, Inc., a fast-food restaurant chain, which accounted for approximately 15 percent of 1995 sales. This chain consists of over 1,370 franchised and 130 company-owned restaurants. Mr. Edward L. Hutton, Chairman of the Company, was a director of Sonic, Inc. in 1995. Sales to this customer primarily consisted of low margin food service products such as paper napkins, plates and cups. On November 22, 1995 the Company announced the expected loss of a majority of sales to Sonic, Inc. during the first half of 1996. Other than sales to the aforementioned entities, no one customer accounts for more than 2 percent of net sales.

    Other information called for by this item is included within Notes 1 and 2 of the Notes to Consolidated Financial Statements appearing on pages 15 and 16 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

Products and Supplies
---------------------







                               Page 3 of 13 Pages

    The Company's product line consists primarily of a wide variety of sanitary maintenance supplies used by commercial, institutional, and industrial facilities. In addition, the Company also distributes, primarily through Century, food service disposable products, packaging materials, and business paper for use in institutional and industrial establishments. Except for the various chemical products that are manufactured by and for the Company, the products sold by the Company are purchased from outside suppliers.

    Approximately 23 percent of the Company's total sales in 1995 were of chemical and equipment products, including specialty and general purpose cleaners, floor finishes, hand soaps, deodorants, disinfectants, floor machines, vacuums and carpet extractors. A portion of these products is marketed under the "National Sanitary Supply Co." proprietary label, a federally registered trademark. Most of the proprietary-label chemical products are manufactured by the Company.

    Approximately 15 percent of the Company's total 1995 sales were of a wide variety of general maintenance products needed in the housekeeping function such as mops, buckets, brooms, brushes, trash can liners, floor mats and pads.

    Approximately 28 percent of the Company's total 1995 sales were of paper products, such as towels and tissues used in public restrooms.

    The remaining 34 percent of the Company's total 1995 sales included food service products such as paper napkins, plates and cups; packaging and business paper products such as tapes, boxes, computer paper, copier paper and stationery; and special order and non-stock items.

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

Distribution System
--------------------
    The Company maintains over 70 distribution center and sales branch locations throughout the western, southwestern and midwestern United States. From the distribution centers, generally consisting of both a sales office and warehouse facility, products are distributed directly to National's customers, principally by a fleet of Company-owned vehicles. In addition to these distribution facilities, the Company maintains sales branch offices that carry a relatively small inventory of products, which are delivered directly to customers on an emergency basis.

Manufacturinging
----------------
    The Company markets a line of chemical cleaning, sanitation, and maintenance compounds under the "National Sanitary Supply Co." proprietary label. Most of these products are manufactured by the Company in its facility in Los Angeles, with some being manufactured for the Company under contract.

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

Employees
---------
    As of December 31, 1995, the Company employed 1,722 persons, of whom 758 were field sales personnel; 334 were clerical personnel; and the remainder were production personnel, warehousing and shipping personnel, and headquarters management and administrative personnel. The Company generally considers its





                               Page 4 of 13 Pages
relationship with its employees as good. 8% of its employees are represented by labor unions.

Competition
-----------
    The market for sanitary maintenance and paper supplies is highly competitive and entry is relatively easy. Competition is, however, highly fragmented in most geographic markets. In the United States, over 9,000 firms compete in the sanitary maintenance supply distribution business on a local or regional basis. Competition also exists indirectly from wholesale price clubs, manufacturers selling directly to customers, and foodservice distributors.

    The principal competitive factors in this market are the level of service provided; range of products offered; speed, efficiency and reliability of delivery; and price.


Environmental Matters
----------------------
    The Company's operations are subject to various federal, state, and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection during 1996 and 1997 are not expected to be material in amount.

ITEM 2.  PROPERTIES

    The Company operates three different types of facilities: branch sales offices, regional distribution centers, and a combination distribution center and manufacturing facility. Branch sales offices provide office facilities for sales representatives whose territories are located in outlying areas as well as storage facilities for maintaining a small inventory of products for emergency shipments. Regional distribution centers generally consist of not only a sales office but also a warehouse facility that delivers products to customers in a wide geographic area including those markets covered by the related sales branch offices. The third type of facility performs the same function as a regional distribution center with the added responsibility of manufacturing and delivering products to regional distribution centers. The following table provides a summary of the major facilities operated by the Company as of December 31, 1995:

                                                   SQUARE FEET
                                               -------------------
      TYPE/LOCATION                            OWNED        LEASED
--------------------------                     -----        ------
Distribution/Manufacturing
--------------------------

  California - Los Angeles                    165,000       25,000

Regional Distribution Centers
-----------------------------

  Arizona - Tempe                              69,000          -
  California - San Francisco (Area)               -         66,000
  Colorado - Denver                               -         53,000
  Indiana - Marion                             30,000          -
  Mississippi - Tupelo                            -         33,000
                Jackson                           -         26,000
  Missouri:  Kansas City                          -         25,000
             St. Louis                            -         16,000
  Nevada - Las Vegas                           24,000          -
  New Mexico - Albuquerque                        -         21,000
  Ohio:  Fairfield                                -         38,000
         Toledo                                   -         65,000
  Oklahoma - Oklahoma City                        -         75,000
  Oregon - Portland                            56,000          -
  Tennessee - Memphis                             -         66,000
              Knoxville                           -         17,000
  Texas:  Amarillo                                -         25,000
          Beaumont                                -         14,000
          Corpus Christi                          -         58,000
          Dallas                               54,000          -
          El Paso                              18,000          -
          Houston                                 -        102,000
          Laredo                                  -         10,000
          McAllen                                 -          9,000
          New Braunfels                           -         54,000
   Utah - Salt Lake City                          -         20,000
   Washington - Seattle                           -         15,000

Branch Sales Offices (a)                        3,000      182,000
--------------------

(a) Represents forty-three (43) separate branch sales offices located throughout the western, midwestern, and southwestern United States.

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

     None.





                               Page 6 of 13 Pages

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

          NAME            AGE                    OFFICE                           FIRST ELECTED
------------------------------------------------------------------------------------------------------------
 Edward L. Hutton         76     Chairman                                    November, 1983 (1)

 Kevin J. McNamara        42     Vice Chairman                               August, 1986 (2)

 Paul C. Voet             49     President and Chief Executive Officer       November, 1983 (3)

 Robert B. Garber         69     Vice Chairman                               1973 (4)

 W. Dwight Jackson        49     Executive Vice President; General           November, 1994 (5)
                                 Manager of Century

 Kenneth F. Vuylsteke     48     Executive Vice President; General           January, 1992 (6)
                                 Manager of National West

 Gary H. Sander           45     Vice President, Treasurer and Chief         August, 1988 (8)
                                 Financial Officer

Arthur J. Bennert, Jr.    38     Vice President-Marketing                    April, 1991 (8)





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

(7) Mr. Sander is Vice President, Treasurer and Chief Financial Officer of the Company, and has held these positions since August 1988.

(8) Mr. Bennert is Vice President-Marketing of the Company. From April 1991 to February, 1996, he was Vice President of Corporate Planning.

--------------------
    Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company, which is scheduled to be held on May 20, 1996.





                               Page 8 of 13 Pages

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     MARKET AND PRICE RANGE OF COMMON STOCK, DIVIDENDS

     The Company's Common Stock (par value $1 per share) is included in the NASDAQ Stock Market and is traded under the symbol NSSX. The range of the high and low trade prices for the Company's Common Stock and dividends paid per share for each quarter of 1994 and 1995 are set forth below:


==========================================================================================================
                                                             CLOSING                       DIVIDENDS PAID
                                                      HIGH                 LOW               PER SHARE
----------------------------------------------------------------------------------------------------------
         1995
         First Quarter                               $13.50              $12.00               $ .065
         Second Quarter                               13.00               12.00                 .065
         Third Quarter                                13.50               12.00                 .075
         Fourth Quarter                               14.00               11.75                 .075
         1994
         First Quarter                                13.50               12.25                 .06
         Second Quarter                               13.50               12.25                 .06
         Third Quarter                                13.25               12.25                 .065
         Fourth Quarter                               12.50               12.25                 .065
==========================================================================================================

     Future dividends are necessarily dependent upon the Company's earnings and financial condition, and other factors not presently determinable.


     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
                                                     Approximate Number of Record
                   Title of Class                   Holders (as of March 15, 1996)
                   --------------                   ------------------------------
                   Common Stock                               210 *
                   ($1 par Value)

*Includes only stockholders of record; does not include those whose shares are held in nominee name or within clearinghouse positions of brokers, banks and other institutions. The Company believes its stockholders number more than 500.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information called for by this Item for the five years ended December 31, 1995, appearing on page 1 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item is set forth on pages 21 through 22 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item set forth on pages 10 through 20 of the 1995 Annual Report to Stockholders, and the Unaudited Quarterly Data appearing on page 14 of the 1995 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.





                               Page 9 of 13 Pages

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors of the Company are:

     E.L. Hutton                     N. Gilliatt              T.S. O'Toole

     P.C. Voet                       W.J. Hoekman             D.W. Robbins, Jr.

     R.B. Garber                     T.C. Hutton              G.H. Sander

     A.J. Bennert, Jr.               W.D. Jackson             J.E. Schnee

     J.A. Cunningham                 C.O. Lane                K.F. Vuylsteke

     N.C. Dallob                     S.E. Laney

     C.H. Erhart                     K.J. McNamara

The information required under this Item with respect to directors, with the exception of J.E. Schnee, is set forth under "Election of Directors" in the Company's 1996 Proxy Statement which is incorporated herein by reference. Mr. Schnee, age 54, is Professor of Management at the University of Cincinnati College of Business Adminstration ("College") and has held this position since September 1988. From September 1988 to May 1994, he also served as Dean of the College. He is a director of Roto-Rooter.

The information required under this Item with respect to executive officers is set forth under Part I hereof. The information required under this item set forth under "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", in the Company's 1996 Proxy Statement, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this Item is set forth under "Executive Compensation" in the Company's 1996 Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is set forth under "Certain Arrangements and Transactions" in the Company's 1996 Proxy Statement which is incorporated herein by reference.





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

 10.2.    Executive Salary Protection Plan of the Company.*,***

 10.3.    Form of Executive Salary Protection Agreement.*,***

 10.4. Amended Tax Procedures and Services Agreement as of January 1, 1993 between the Company and Chemed Corporation.*

 10.5. Employment Agreement, dated November 3, 1993, between Charles O. Lane and the Company.*,***

 10.6. Employment Agreement, dated November 6, 1995, between Thomas M. Lane and the Company.***

 18.1.    Letter regarding change in accounting principles.*

 10.7. 1988 Stock Incentive Plan adopted May 19, 1988, as amended through August 4, 1993.*,***

 10.8. $1,600,000 Promissory Note issued by Century Papers, Inc. to Chemed Corporation on November 10, 1988.*

 10.9. $9,400,000 Promissory Note issued by the Company to Chemed Corporation on November 10, 1988.*

 10.10. $8,000,000 Promissory Note issued by the Company to Chemed on January 1, 1993.*

 10.11.   Benefit Equalization Plan, as amended November 6, 1991.*,***

 10.12.   Employment Contracts with Executives.*,***

 10.13.   Amendment No. 3 to Employment Contracts with Executives.***

 10.14. Assignment of $1,600,000 Promissory Note from Century Papers, Inc. to the Company of May 1, 1992.*

 10.15.   Employees Thrift and Profit Sharing Plan.*,***

 10.16.   Trust Agreement of Employees Thrift and Profit Sharing Plan.*,***

 10.17. Employment Agreement, dated November 1, 1994, between W. Dwight Jackson and Century Papers, Inc.*,***

 10.18    1995 Stock Incentive Plan of the Company. ***





                              Page 11 of 13 Pages

 10.19     Split Dollar Life Insurance Agreements. ***

 11.1.     Computation of earnings per share.

 13.1.     1995 Annual Report to Stockholders.

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

FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements and Financial Statement Schedules on page S-1.

REPORTS ON FORM 8-K

     A report on Form 8-K was filed November 22, 1995 reporting under Item 5 the expected loss of sales to Sonic, Inc., a large customer during the first half of 1996.





                              Page 12 of 13 Pages

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL SANITARY SUPPLY COMPANY


March 28, 1996                     By: /s/  Paul C. Voet
                                       -------------------------------------
                                       Paul C. Voet
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                                  Date
---------                        -----                                  ----
/s/  Edward L. Hutton     Chairman and a Director
---------------------     (Principal Executive Officer)
Edward L. Hutton


/s/  Paul C. Voet         President & Chief Executive
---------------------     Officer and a Director                        March 28, 1996
Paul C. Voet              (Principal Executive Officer)                 --------------


/s/  Gary H. Sander       Vice President, Treasurer,
---------------------     Chief Financial Officer,
Gary H. Sander            and a Director
                          (Principal Financial and Accounting
                            Officer)



Directors
        Arthur J. Bennert, Jr. *       Thomas C. Hutton *
        James A. Cunningham *          W. Dwight Jackson *
        Charles H. Erhart, Jr. *       Charles O. Lane *
        Robert F. Garber *             Sandra E. Laney *                March 28, 1996
                                                                        --------------
        N. Gilliatt *                  Kevin J. McNamara *
        Will J. Hoekman *              Timothy S. O'Toole *
                                       D. Walter Robbins, Jr. *
                                       Jerome E. Schnee *
                                       Kenneth F. Vuylsteke *


* Naomi C. Dallob, General Counsel and Secretary of the Company, by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



March 28, 1996                        /s/   Naomi C. Dallob
--------------                        ----------------------------------
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

   10.1           1986 Stock Incentive Plan of the                            Form 10-Q             2
                  Company, as amended through August 4,                       8/13/93
                  1993.


   10.2           Executive Salary Protection Plan of                         S-1                   10e
                  the Company.                                                Registration
                                                                              No. 33-5604
                                                                              5/12/86

   10.3           Form of Executive Salary Protection                         S-1                   10f
                  Agreement.                                                  Registration
                                                                              No. 33-5604
                                                                              5/12/86

   10.4           Amended Tax Procedures and Services                         Form 10-K             12
                  Agreement as of January 1, 1993                             3/29/93
                  between the Company and Chemed
                  Corporation.

   10.5           Employment Agreement, dated November                        Form 10-K             10
                  3, 1993, between Charles O. Lane                            3/28/94
                  and the Company.

   10.6           Employment Agreement, dated November                           *
                  6, 1995, between Thomas M. Lane and
                  the Company.



                                                                                      Page Number
                                                                                           or
                                                                                Incorporation by Reference
                                                                              -----------------------------
Exhibit                                                                       File No. and      Previous
Number                                                                        Filing Date       Exhibit No.
-------                                                                       ------------      -----------


18.1              Letter regarding change in accounting                       Form 10-Q              3
                  principles.                                                 5/13/88

10.7              1988 Stock Incentive Plan of the                            Form 10-Q              3
                  Company, as amended through August 4,                       8/13/93
                  1993.

10.8              $1,600,000 Promissory Note issued by                        Form 10-K             38
                  Century Papers, Inc. to Chemed                              3/29/89
                  Corporation on November 10, 1988.

10.9              $9,400,000 Promissory Note issued by                        Form 10-K             39
                  the Company to Chemed Corporation on                        3/29/89
                  November 10, 1988.

10.10             $8,000,000 Promissory Note issued by                        Form 10-K              2
                  the Company to Chemed Corporation on                        3/13/93
                  January 1, 1993.

10.11             Benefit Equalization Plan, as amended                       Form 10-K             38
                  November 6, 1991.                                           3/27/92

10.12             Employment Contracts with Executives                        Form 10-K             39
                                                                              3/29/93

10.13             Amendment No. 3 to Employment Contracts                         *
                  with Executives

10.14             Assignment of $1,600,000 Promissory                         Form 10-K             40
                  Note from Century Papers, Inc. to the                       3/29/93
                  Company of May 1, 1992

10.15             Employees Thrift and Profit Sharing Plan                    Form S-8             4.1
                                                                              9/30/94

10.16             Trust Agreement of Employees Thrift and                     Form S-8             4.2
                  Profit Sharing Plan                                         9/30/94

10.17             Employment Agreement, dated November 1,                     Form 10-K            10.18
                  1994 between W. Dwight Jackson and                          3/28/95
                  Century Papers, Inc.

10.18             1995 Stock Incentive Plan of the Company                        *

11.1              Computation of earnings per share                               *

10.19             Split Dollar Agreements                                         *

13.1              1995 Annual Report to Stockholders                              *

21.1              Subsidiaries of the Company.                                    *

23.1              Consent of Independent Accountants                              *

24.1              Powers of Attorney                                              *

27.1              Financial Data Schedule                                         *

_______________
*Filed Herewith

                        NATIONAL SANITARY SUPPLY COMPANY

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                              1993, 1994 AND 1995
                                                              Page(s)

National Sanitary Supply Company Financial
Statements and Financial Statement Schedules

Report of Independent Accountants . . . . . . . . . . . . . .  10*
Consolidated Balance Sheet. . . . . . . . . . . . . . . . . .  11*
Consolidated Statement of Income. . . . . . . . . . . . . . .  12*
Consolidated Statement of Cash Flows. . . . . . . . . . . . .  13*
Consolidated Statement of Stockholders' Equity. . . . . . . .  14*
Notes to Consolidated Financial Statements. . . . . . . . . .  15-20*
Report of Independent Accountants on Financial Statement
  Schedules . . . . . . . . . . . . . . . . . . . . . . . . .  S-2
Schedule VIII - Valuation and Qualifying Accounts & Reserves.  S-3



*Indicates page numbers in the National Sanitary Supply Company 1995 Annual Report to Stockholders.


_________________________________________________________________________

The financial statements of National Sanitary Supply Company listed above, appearing in the accompanying 1995 Annual Report to Stockholders, are incorporated herein by reference. The financial statement schedules should be read in conjunction with the financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


The Board of Directors of
National Sanitary Supply Company



        Our audits of the consolidated financial statements referred to in our report dated February 5, 1996 appearing on page 10 of the 1995 Annual Report to Stockholders of National Sanitary Supply Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP
-----------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 5, 1996

                        NATIONAL SANITARY SUPPLY COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 SCHEDULE VIII
                             (THOUSANDS OF DOLLARS)



--------------------------------------------------------------------------------------------------
     Column A                 Column B               Column C              Column D       Column E
---------------------------------------------------------------------------------------------------
                                                     Additions
                                             -------------------------
                                             Charged to     Charged to
                              Balance at     Costs and        Other                       Balance
        Name                  Beginning       Expenses      Accounts(a)    Deductions(b)  at End
---------------------------------------------------------------------------------------------------
Allowance for Doubtful
notes and accounts
receivable (deducted from
related asset account)
  year ended:
    December 31,1995          $1,428         $1,145                 -      $1,115         $1,458
    December 31,1994           1,290            970                 -         832          1,428
    December 31,1993           1,181          1,003                 -         894          1,290
---------------------------------------------------------------------------------------------------


(a) Relates to companies acquired.

(b) Accounts and notes written off.
