Form 10-Q
period 1996-03-31
NATIONAL SANITARY SUPPLY CO
filed 1996-05-15
CIK 793500

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996


Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
- ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)



          Delaware                                31-1079482
- ------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation of organization)                No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH          45202-4790
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                              (513) 762-6500
- ------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
- -----                              ------                   ----
Common Stock                 6,136,323 Shares          April 30, 1996
$1 Par Value

                         NATIONAL SANITARY SUPPLY COMPANY




                                      Index

                                                                            Page No.
Part I.  Financial Information:                                             --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         March 31, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . . . . . .           3

       Consolidated Statement of Income--
         Three months ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .           4

       Consolidated Statement of Cash Flows--
         Three months ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .           5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .           6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . .           7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           8

                     Part I.  Financial Information
                     Item 1.  Financial Statements
                    NATIONAL SANITARY SUPPLY COMPANY
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                   March 31,     December 31,
(thousands, except share data)                       1996           1995
- -----------------------------------               ----------     ----------
ASSETS
Current assets:
 Cash                                             $   1,979      $   1,491
 Accounts receivable, less allowances
 (1996- $1,382; 1995- $1,458)                        37,758         42,083
 Inventories                                         24,619         28,285
 Deferred income taxes                                2,165          2,305
 Prepaid expenses and other current assets            1,449          1,074
                                                  ----------     ----------
     Total current assets                            67,970         75,238
Properties and equipment, at cost, less
 accumulated depreciation                            21,382         21,453
Goodwill, less accumulated amortization              26,253         25,795
Other assets                                          1,103            753
                                                  ----------     ----------
     Total assets                                 $ 116,708      $ 123,239
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  20,245      $  21,950
 Accrued liabilities                                 13,148         14,574
 Loans payable to Chemed Corporation                  2,561          6,989
 Current portion of notes to Chemed Corporation       1,000          1,000
                                                  ----------     ----------
     Total current liabilities                       36,954         44,513
Notes to Chemed Corporation                          15,000         15,000
Deferred income taxes                                   671            506
Other noncurrent liabilities                          1,409          1,353
                                                  ----------     ----------
     Total liabilities                               54,034         61,372
                                                  ----------     ----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1996- 6,601,918 shares;
  1995- 6,554,543 shares)                             6,601          6,555
 Paid-in capital                                     27,245         26,763
 Retained earnings                                   32,860         32,487
 Treasury stock, at cost (1996- 463,986
   shares; 1995- 456,263 shares)                     (4,032)        (3,938)
                                                  ----------     ----------
     Total stockholders' equity                      62,674         61,867
                                                  ----------     ----------
 Total liabilities and stockholders' equity       $ 116,708      $ 123,239
                                                  ==========     ==========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY
                     CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
(thousands, except per share data)                  1996                1995
- ----------------------------------                ---------           ---------
Sales                                             $ 77,277            $ 80,793
 Cost of sales                                      52,412              55,331
                                                  ---------           ---------
Gross profit                                        24,865              25,462
                                                  ---------           ---------
Expenses and other income:
 Operating expenses                                 22,759              23,261
 Amortization of goodwill                              222                 218
 Chemed Corporation interest                           430                 662
 Other income, net                                     (54)                (47)
                                                  ---------           ---------
     Total expenses and other income                23,357              24,094
                                                  ---------           ---------
Income before income taxes                           1,508               1,368
 Income taxes                                          676                 609
                                                  ---------           ---------

Net income                                        $    832            $    759
                                                  =========           =========

Earnings per share                                $   0.14            $   0.13
                                                  =========           =========

Cash dividends paid per share                     $  0.075            $  0.065
                                                  =========           =========
Average shares outstanding                           6,123               6,050
                                                  =========           =========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
(thousands of dollars)                              1996             1995
- ----------------------------------------------    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    832        $    759
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                         829             845
  Amortization of goodwill and deferred
   charges                                             331             293
  Deferred income tax provision                        (88)            (81)
  Provision for uncollectible accounts
   receivable                                          163             271
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     Decrease in accounts receivable                 4,162             189
     Decrease in inventories                         3,666             641
     (Increase)/decrease in other assets              (287)             54
     Increase/(decrease) in accounts payable        (1,705)            435
     Increase/(decrease) in other liabilities       (1,689)            643
                                                  ---------       ---------
 Net cash provided by operating activities           6,214           4,049
                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                  (10)            (52)
Capital expenditures                                  (793)           (855)
Other                                                   36              33
                                                  ---------       ---------
 Net cash used by investing activities                (767)           (874)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from payable to Chemed Corporation         (4,428)         (2,479)
Principal payments on other long-term debt             (12)            (11)
Dividends paid                                        (459)           (394)
Proceeds from/(purchase of) common stock               (60)           (110)
                                                  ---------       ---------
 Net cash used by financing activities              (4,959)         (2,994)
Increase/(decrease)in cash                             488             181
Cash at beginning of period                          1,491           1,713
                                                  ---------       ---------
Cash at end of period                             $  1,979         $ 1,894
                                                  =========       =========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY

                 Notes to Consolidated Financial Statements
                                 (unaudited)


NOTE A. The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of National Sanitary Supply Company ("National"), the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows of National and its subsidiaries for the periods indicated. For additional information concerning the accounting policies of National, refer to the consolidated financial statements included in the 1995 Annual Report on Form 10-K filed with the SEC on March 28, 1996.

NOTE B. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods. The dilution that would result from shares issuable under National's Stock Incentive Plans is not material.

             Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                             of Operations


Results of Operations
- ---------------------
National Sanitary Supply Company reported net income for the first quarter ended March 31, 1996 of $832,000, a 10% increase over net income of $759,000 reported in the prior-year first quarter. Earnings per share of $.14 in the first quarter of 1996 increased 8% over earnings per share of $.13 reported in the comparable prior-year quarter. Sales of $77,277,000 for the first quarter of 1996 were 4% below sales of $80,793,000 in the first quarter of 1995. The sales decline reflects the previously announced loss of a large fast-food customer during the first quarter of 1996. Earnings growth benefited from the combi-nation of an increase in the core sanitary maintenance business, especially in the western operations; lower operating expenses; and a significant increase in cash flow due to a reduction in working capital.

National's first quarter 1996 gross profit margin of 32.2% increased from 31.5% in the first quarter of 1995 primarily due to the loss of the low-margin sales to the large fast-food customer.

Operating expenses decreased 2% during the first quarter of 1996 compared with the prior year reflecting the loss of the large fast-food account as well as new programs to control expenses.

The decrease in interest expense from Chemed Corporation ("Chemed") from $662,000 in the first quarter of 1995 to $430,000 in the first quarter of 1996 reflects lower short-term interest rates and a reduction in Chemed debt. From March 31, 1995 to March 31, 1996 Chemed debt decreased $9,681,000.

The effective tax rate increased from 44.5% during the first quarter of 1995 to 44.8% during the first quarter of 1996, primarily due to higher profits in states with higher tax rates.

Liquidity and capital resources
- -------------------------------
The decrease in accounts receivable, inventories, and accounts payable reflects the loss of the large fast-food account. The cash flow from these accounts was used primarily to repay loans payable to Chemed which decreased $4,428,000 from $6,989,000 at December 31, 1995 to $2,561,000 at March 31, 1996.

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

                Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    --------
                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- -----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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



Date  May 15, 1996                  By /s/Paul C. Voet
      ------------------            ----------------------------------
                                    Paul C. Voet
                                    President and
                                    Chief Executive Officer


Date  May 15, 1996                  By /s/Gary H. Sander
      ------------------            ----------------------------------
                                    Gary H. Sander
                                    Vice President,
                                    Treasurer and
                                    Chief Financial Officer