Form 10-Q
period 1996-06-30
NATIONAL SANITARY SUPPLY CO
filed 1996-08-14
CIK 793500

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                    For Quarter Ended June 30, 1996

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
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
- -----                              ------                   ----
Common Stock                   6,150,731 Shares         July 31, 1996
$1 Par Value

                      NATIONAL SANITARY SUPPLY COMPANY



                                  Index

                                                                            Page No.
Part I.  Financial Information:                                             --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         June 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . 3

       Consolidated Statement of Income--
         Three and six months ended
         June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . 4

       Consolidated Statement of Cash Flows--
         Six months ended
         June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . 5

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

                     Part I.  Financial Information
                       Item 1.  Financial Statements
                      NATIONAL SANITARY SUPPLY COMPANY
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                    June 30,     December 31,
(thousands, except share data)                        1996          1995
- -----------------------------------               ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   2,111      $   1,491
 Accounts receivable, less allowances
 (1996- $1,214; 1995- $1,458)                        36,332         42,083
 Inventories                                         26,582         28,285
 Deferred income taxes                                2,274          2,305
 Prepaid expenses and other current assets            1,796          1,074
                                                  ----------     -----------
     Total current assets                            69,095         75,238
Properties and equipment, at cost, less
 accumulated depreciation                            21,732         21,453
Goodwill, less accumulated amortization              26,278         25,795
Other assets                                          1,028            753
                                                  ----------     -----------
     Total assets                                 $ 118,133      $ 123,239
                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  21,773      $  21,950
 Accrued liabilities                                 12,245         14,574
 Loans payable to Chemed Corporation                  2,451          6,989
 Current portion of notes to Chemed Corporation       1,000          1,000
                                                  ----------     -----------
     Total current liabilities                       37,469         44,513
Notes to Chemed Corporation                          15,000         15,000
Deferred income taxes                                   909            506
Other noncurrent liabilities                          1,194          1,353
                                                  ----------     -----------
     Total liabilities                               54,572         61,372
                                                  ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1996- 6,626,941 shares;
  1995- 6,554,543 shares)                             6,627          6,555
 Paid-in capital                                     27,493         26,763
 Retained earnings                                   33,718         32,487
 Treasury stock, at cost (1996- 482,447 shares;
   1995- 456,263 shares)                             (4,277)        (3,938)
                                                  ----------     -----------
     Total stockholders' equity                      63,561         61,867
                                                  ----------     -----------
 Total liabilities and stockholders' equity       $ 118,133      $ 123,239
                                                  ==========     ===========

The accompanying notes are an integral part of the financial statements.

                     NATIONAL SANITARY SUPPLY COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                           ---------------------        ---------------------
(thousands, except per share data)            1996       1995              1996       1995
- ----------------------------------         ---------- ----------        ---------- ----------
Sales                                      $  77,210  $  85,571         $ 154,487  $ 166,364
 Cost of sales                                51,585     58,942           103,997    114,273
                                           ---------- ----------        ---------- ----------
Gross profit                                  25,625     26,629            50,490     52,091
                                           ---------- ----------        ---------- ----------
Expenses and other income:
 Operating expenses                           22,823     23,535            45,582     46,796
 Amortization of goodwill                        224        218               446        436
 Chemed Corporation interest                     387        625               817      1,287
 Other income, net                               (69)      (120)             (123)      (167)
                                            ---------- ----------        ---------- ----------
     Total expenses and other income          23,365     24,258            46,722     48,352
                                            ---------- ----------        ---------- ----------
Income before income taxes                     2,260      2,371             3,768      3,739
 Income taxes                                    939      1,001             1,615      1,610
                                            ---------- ----------        ---------- ----------

Net income                                  $  1,321  $   1,370          $  2,153   $  2,129
                                            ========== ==========        ========== ==========

Earnings per share                          $   0.22   $   0.23          $   0.35   $   0.35
                                            ========== ==========        ========== ==========

Cash dividends paid per share               $  0.075   $  0.065          $  0.150   $  0.130
                                            ========== ==========        ========== ==========
Average shares outstanding                     6,140      6,073             6,132      6,062
                                            ========== ==========        ========== ==========

The accompanying notes are an integral part of the financial statements.

                   NATIONAL SANITARY SUPPLY COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

                                                          Six Months Ended
                                                               June 30,
                                                       ----------------------
(thousands of dollars)                                   1996         1995
- ----------------------------------------------         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  2,153     $  2,129
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                            1,666        1,704
  Amortization of goodwill and deferred
   charges                                                  769          602
  Deferred income tax provision                            (260)        (176)
  Provision for losses on accounts
   receivable                                               374          522
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     Decrease in accounts receivable                      5,497          443
     (Increase)/decrease in inventories                   1,765         (813)
     Increase in other assets                              (808)        (304)
     Increase/(decrease) in accounts payable               (177)       2,397
     Increase/(decrease) in other liabilities            (2,649)       1,155
                                                       ---------    ---------
 Net cash provided by operating activities                8,330        7,659
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                      (241)         (52)
Capital expenditures                                     (2,009)      (1,770)
Other                                                        75           58
                                                       ---------    ---------
 Net cash used for investing activities                  (2,175)      (1,764)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable to Chemed Corporation          (4,538)      (5,148)
Principal payments on other long-term debt                  (25)         (23)
Dividends paid                                             (922)        (788)
Purchase of common stock                                    (50)          (9)
                                                       ---------    ---------
 Net cash used for financing activities                  (5,535)      (5,968)
                                                       ---------    ---------
Increase/(decrease) in cash and cash equivalents            620          (73)
Cash and cash equivalents at beginning of period          1,491        1,713
                                                       ---------    ---------
  Cash and cash equivalents at end of period           $  2,111     $  1,640
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

NOTE B. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods. The dilution that would result from shares issuable under National's 1986, 1988, and 1995 Stock Incentive Plans is not material.

                Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                                of Operations
Results of Operations
- ---------------------
National Sanitary Supply Company's sales for the second quarter ended June 30, 1996 were $77,210,000, a 10% decrease from sales of $85,571,000 in the second quarter of 1995. Net income for the second quarter of 1996 was $1,321,000, a 4% decrease from net income of $1,370,000 in the prior-year second quarter. Earnings per share of $0.22 for the second quarter of 1996 decreased 4% from earnings per share of $0.23 in the comparable prior-year quarter.

National's second-quarter results reflect the effects of the previously announced loss of a large fast-food customer in the first quarter of 1996. It was acticipated that the loss of this large customer in our southwest operating group would temper our 1996 sales and profit growth. The second-quarter results, which were in line with our expectations, benefited from a strong performance in the western operations, along with an improvement in the midwestern operations.

The gross profit margin for the second quarter of 1996 improved 2.1% points from 31.1% in 1995 to 33.2% in 1996. Operating expenses as a percentage of sales in the second quarter of 1996 increased 2.1% points from 27.5% in 1995 to 29.6% in 1996, offsetting the improvement in the gross profit margin. The change reflects the loss of low-margin sales to the large fast-food customer, which correspondingly had lower associated operating expenses.
The decline in Chemed interest expense from $625,000 in the second quarter of 1995 to $387,000 in the second quarter of 1996 reflects the continued improvement in National's financial condition. Debt as a percent of total capital decreased from 30.2% at June 30, 1995 to 22.6% at June 30, 1996.

For the six months ended June 30, 1996, National's sales of $154,487,000 decreased 7% from sales of $166,364,000 in the comparable period of 1995. Net income for the first half of 1996 was $2,153,000, a 1% increase over the prior-year first half net income of $2,129,000. Earnings per share of $0.35 for the first six months of 1996 were equal to those recorded for the comparable prior-year period.

The year-to-date performance reflects the loss of the large fast-food account and a significant increase in cash flow due to a reduction in working capital.

The improvement in the gross profit margin after six months compared with the same period of 1995 was offset by an increase in operating expenses as a percent of sales. The change in both categories was due to the loss of the large fast-food account.

The decrease in Chemed interest expense from $1,287,000 in the first six months of 1995 to $817,000 in the first six months of 1996 reflects a reduction in debt with Chemed Corporation from June 30, 1995 to June 30, 1996 of $7,122,000.

Liquidity and Capital Resources
- -------------------------------
The decrease in accounts receivable and inventories primarily reflects the loss of the large fast-food account. The cash flow from these accounts was used primarily to repay loans to Chemed which decreased $4,538,000 from $6,989,000 at December 1995 to $2,451,000 at June 30, 1996.

Management believes that the company's cash flow from operations and other sources of liquidity are sufficient for its needs.

                         Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) National Sanitary Supply held its annual meeting of stockholders on May 20, 1996.

(b) The names of directors elected at this annual meeting are as follows:

         Edward L. Hutton                   Charles O. Lane
         Paul C. Voet                       Sandra E. Laney
         Robert B. Garber                   Kevin J. McNamara
         James A. Cunningham                John M. Mount
         Naomi C. Dallob                    Timothy S. O'Toole
         Charles H. Erhart, Jr.             D. Walter Robbins, Jr.
         Neal Gilliatt                      Gary H. Sander
         Will J. Hoekman                    Kenneth F. Vuylsteke
         Thomas C. Hutton                   George J. Walsh III
         W. Dwight Jackson

(c) The stockholders then ratified the selection by the Board of Directors of Price Waterhouse LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1996: 5,590,658 votes were cast in favor of the proposal, 834 votes were cast against it, 226 votes abstained, and zero (0) were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                                                Votes     Votes
                                  Votes For    Against   Withheld
                                  _________    _______   ________
         Edward L. Hutton         5,590,873        845        -0-
         Paul C. Voet             5,590,873        845        -0-
         Robert B. Garber         5,590,502      1,216       371
         James A. Cunningham      5,590,673      1,045       200
         Naomi C. Dallob          5,590,873        845        -0-
         Charles H. Erhart, Jr.   5,590,302      1,416       571
         Neal Gilliatt            5,590,302      1,416       571
         Will J. Hoekman          5,590,873        845        -0-
         Thomas C. Hutton         5,590,673      1,045       200
         W. Dwight Jackson        5,590,873        845        -0-
         Charles O. Lane          5,590,502      1,216       371
         Sandra E. Laney          5,590,673      1,045       200
         Kevin J. McNamara        5,590,873        845        -0-
         John M. Mount            5,590,573      1,145       300
         Timothy S. O'Toole       5,590,873        845        -0-
         D. Walter Robbins, Jr.   5,590,302      1,416       571
         Gary H. Sander           5,590,873        845        -0-
         Kenneth F. Vuylsteke     5,590,773        945       100
         George J. Walsh III      5,590,873        845        -0-

                 Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
- -----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  National Sanitary Supply Company
                                  --------------------------------
                                            (Registrant)



Date   August 14, 1996            By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date   August 14, 1996            By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer