Form 10-Q
period 1996-09-30
NATIONAL SANITARY SUPPLY CO
filed 1996-11-13
CIK 793500

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                31-1079482
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation of organization)                No.)


2900 Chemed Center, 255 E. 5th St., Cincinnati, OH          45202-4790
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                              (513) 762-6500
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
-----                              ------                   ----
Common Stock                  6,159,919 Shares         October 31, 1996
$1 Par Value

                     NATIONAL SANITARY SUPPLY COMPANY


                                  Index

                                                                           Page No.
Part I.  Financial Information:                                            --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         September 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . . . . . .           3

       Consolidated Statement of Income--
         Three and nine months ended
         September 30, 1996 and 1995 . . . . . . . . . . . . . . . .           4

       Consolidated Statement of Cash Flows--
         Nine months ended
         September 30, 1996 and 1995 . . . . . . . . . . . . . . . .           5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .           6

     Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . .           7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           8

                     Part I.  Financial Information
                            Item 1.  Financial Statements
                           NATIONAL SANITARY SUPPLY COMPANY
                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                                           September 30,  December 31,
(thousands, except share data)                                  1996          1995
-----------------------------------                        ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                 $   2,632      $   1,491
 Accounts receivable, less allowances
 (1996- $1,168; 1995- $1,458)                                 36,873         42,083
 Inventories                                                  26,522         28,285
 Deferred income taxes                                         2,338          2,305
 Prepaid expenses and other current assets                     1,677          1,074
                                                           ----------     -----------
     Total current assets                                     70,042         75,238
Properties and equipment, at cost, less
 accumulated depreciation                                     21,616         21,453
Goodwill, less accumulated amortization                       26,070         25,795
Other assets                                                     904            753
                                                           ----------     -----------
     Total assets                                          $ 118,632      $ 123,239
                                                           ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                          $  21,262      $  21,950
 Accrued liabilities                                          13,104         14,574
 Loans payable to Chemed Corporation                           1,146          6,989
 Current portion of notes to Chemed Corporation                1,000          1,000
                                                           ----------     -----------
     Total current liabilities                                36,512         44,513
Notes to Chemed Corporation                                   15,000         15,000
Deferred income taxes                                            921            506
Other noncurrent liabilities                                   1,166          1,353
                                                           ----------     -----------
     Total liabilities                                        53,599         61,372
                                                           ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                                    -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1996- 6,642,116 shares;
  1995- 6,554,543 shares)                                      6,644          6,555
 Paid-in capital                                              27,629         26,763
 Retained earnings                                            35,037         32,487
 Treasury stock, at cost (1996- 482,447 shares;
   1995- 456,263 shares)                                      (4,277)        (3,938)             ----------     -----------
     Total stockholders' equity                               65,033         61,867
                                                           ----------     -----------
 Total liabilities and stockholders' equity                $ 118,632      $ 123,239
                                                           ==========     ===========

The accompanying notes are an integral part of the financial statements.

                              NATIONAL SANITARY SUPPLY COMPANY
                              CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)

                                               Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                              ---------------------     ---------------------
(thousands, except per share data)              1996       1995           1996       1995
----------------------------------            ---------- ----------     ---------- ----------
Sales                                         $  80,652  $  89,396      $ 235,139  $ 255,760
 Cost of sales                                   53,673     61,691        157,670    175,964
                                              ---------- ----------     ---------- ----------
Gross profit                                     26,979     27,705         77,469     79,796
                                              ---------- ----------     ---------- ----------
Expenses and other income:
 Operating expenses                              23,340     23,688         68,922     70,484
 Amortization of goodwill                           225        217            671        653
 Chemed Corporation interest                        391        508          1,208      1,709
 Other income, net                                  (43)       (68)          (166)      (149)
                                              ---------- ----------     ---------- ----------
     Total expenses and other income             23,913     24,345         70,635     72,697
                                              ---------- ----------     ---------- ----------
Income before income taxes                        3,066      3,360          6,834      7,099
 Income taxes                                     1,254      1,383          2,869      2,993
                                              ---------- ----------     ---------- ----------

Net income                                    $   1,812  $   1,977      $   3,965  $   4,106
                                              ========== ==========     ========== ==========

Earnings per share                            $    0.30  $    0.33      $    0.65  $    0.68
                                              ========== ==========     ========== ==========

Cash dividends paid per share                 $   0.080  $   0.075      $   0.230  $   0.205
                                              ========== ==========     ========== ==========
Average shares outstanding                        6,141      6,079          6,139      6,068
                                              ========== ==========     ========== ==========

The accompanying notes are an integral part of the financial statements.

                       NATIONAL SANITARY SUPPLY COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ----------------------
(thousands of dollars)                                           1996         1995
----------------------------------------------                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  3,965     $  4,106
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                                    2,507        2,662
  Amortization of goodwill and deferred
   charges                                                        1,138          904
  Deferred income tax provision                                    (313)        (214)
  Provision for losses on accounts
   receivable                                                       603          811
  Changes in operating assets and
   liabilities, excluding amounts acquired
   in business combinations:
     (Increase)/decrease in accounts receivable                   4,715       (1,169)
     (Increase)/decrease in inventories                           1,826         (713)
     Increase in other assets                                      (694)        (153)
     Increase/(decrease) in accounts payable                       (688)       2,520
     Increase/(decrease) in other liabilities                    (1,781)       1,319
                                                               ---------    ---------
 Net cash provided by operating activities                       11,278       10,073
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                              (280)         (52)
Capital expenditures                                             (2,745)      (2,550)
Other                                                                82          109
                                                               ---------    ---------
 Net cash used for investing activities                          (2,943)      (2,493)
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable to Chemed Corporation                  (5,843)      (6,267)
Principal payments on other long-term debt                          (39)         (36)
Dividends paid                                                   (1,415)      (1,244)
Purchase of common stock                                            103           51
                                                               ---------    ---------
 Net cash used for financing activities                          (7,194)      (7,496)
                                                               ---------    ---------
Increase/(decrease) in cash and cash equivalents                  1,141           84
Cash and cash equivalents at beginning of period                  1,491        1,713
                                                               ---------    ---------
  Cash and cash equivalents at end of period                   $  2,632     $  1,797
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

             Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                             of Operations

Results of Operations
---------------------
National Sanitary Supply Company's sales for the third quarter ended September 30, 1996 were $80,652,000, a 10% decrease from sales of $89,396,000 in the third quarter of 1995. Net income for the third quarter of 1996 was $1,812,000, an 8% decrease from net income of $1,977,000 in the prior-year third quarter.
Earnings per share of $0.30 for the third quarter of 1996 decreased 9% from earnings per share of $0.33 in the comparable prior-year quarter.

National's third-quarter results reflect the effects of the previously announced loss of a large fast-food customer in the first quarter of 1996. It was anticipated that the loss of this large customer in our southwest operating group would constrain our 1996 sales and profit growth, especially in the third quarter which was traditionally the strongest quarter for this customer.
Strong performances in the core sanitary maintenance business in many locations and controlled operating expenses helped to temper the lost business.

The gross profit margin for the third quarter of 1996 improved 2.5% points from 31.0% in 1995 to 33.5% in 1996. Operating expenses as a percentage of sales in the third quarter of 1996 increased 2.4% points from 26.5% in 1995 to 28.9% in 1996, offsetting the improvement in the gross profit margin. The gross profit margin improvement reflects the loss of low-margin sales to the large fast-food customer, which correspondingly had lower associated operating expenses.

The decline in Chemed interest expense from $508,000 in the third quarter of 1995 to $391,000 in the third quarter of 1996 reflects the continued improvement in National's financial condition. Debt as a percent of total capital decreased from 28.8% at September 30, 1995 to 20.9% at September 30, 1996.

For the nine months ended September 30, 1996, National's sales of $235,139,000 decreased 8% from sales of $255,760,000 in the comparable period of 1995. Net income for the first nine months of 1996 was $3,965,000, a 3% decline from the prior-year nine months net income of $4,106,000. Earnings per share of $0.65 for the first nine months of 1996 decreased 4% from earnings per share of $.68 for the comparable period of 1995. The year-to-date performance reflects the loss of the large fast-food account and a significant increase in cash flow due to a reduction in working capital.

The gross profit margin improvement of 1.7% points after nine months compared with the same period of 1995 was offset by a similar increase in operating expenses as a percent of sales. The change in both categories was primarily due to a shift in the sales mix with the loss of the large fast-food account.

The decrease in Chemed interest expense from $1,709,000 in the first nine months of 1995 to $1,208,000 in the first nine months of 1996 reflects a $7,308,000 reduction in debt with Chemed Corporation from September 30, 1995 to September 30, 1996.

Liquidity and Capital Resources
-------------------------------
The decrease in accounts receivable and inventories primarily reflects the loss of the large fast-food account. The cash flow from these accounts was used primarily to repay loans to Chemed which decreased $5,843,000 from $6,989,000 at December 1995 to $1,146,000 at September 30, 1996.



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

                 Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
-----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       National Sanitary Supply Company
                                       --------------------------------
                                                 (Registrant)



Date    November 13, 1996             By /s/Paul C. Voet
        -----------------             ----------------------------------
                                      Paul C. Voet
                                      President and
                                      Chief Executive Officer


Date     November 13, 1996            By /s/Gary H. Sander
         -----------------            ----------------------------------
                                      Gary H. Sander
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Treasurer