Form 10-K
period 1996-12-31
NATIONAL SANITARY SUPPLY CO
filed 1997-03-28
CIK 793500

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        (Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          [x] For the fiscal year ended December 31, 1996

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          [ ] For the Transition period from _______ to ___________

                        Commission File Number: 0-14-827

                                ----------------

                        NATIONAL SANITARY SUPPLY COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 31-1079482
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

           2900 Chemed Center                               45202-4790
           255 East Fifth Street
           Cincinnati, Ohio

      (Registrant's telephone number, including area code): (513) 762-6500

                                ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: TITLE OF EACH CLASS

                         Common Stock, $1.00 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the NASDAQ Stock Market on February 28, 1997 ($13.25 per share): $78,344,306.

     As of March 14, 1997, 6,192,820 shares of the Common Stock, $1.00 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 1997, are incorporated by reference into Part III of this Report.

                           Exhibit Index at Page E-1

                               Page 1 of 13 Pages

                        NATIONAL SANITARY SUPPLY COMPANY

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                      PART I                                                     PAGE
Item 1.   Business.................................................................................................3
Item 2.   Properties...............................................................................................5
Item 3.   Legal Proceedings........................................................................................6
Item 4.   Submission of Matters to a Vote of Security Holders......................................................7
 ----     Executive Officers of the Company........................................................................7

                                                      PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder Matters....................................8
Item 6.   Selected Financial Data..................................................................................8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................8
Item 8.   Financial Statements and Supplementary Data..............................................................9
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................9

                                                     PART III

Item 10.  Directors and Executive Officers of the Company..........................................................9
Item 11.  Executive Compensation...................................................................................9
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................10
Item 13.  Certain Relationships and Related Transactions..........................................................10

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................11


                                     PART I

                               Page 2 of 13 Pages

ITEM 1. BUSINESS

General

     From its founding in 1929 until November 15, 1983, the business of National Sanitary Supply Company (the "Company") was privately owned. In September 1983 the Company was incorporated in Delaware as a wholly-owned subsidiary of Chemed Corporation (a diversified public corporation with interests in residential and commercial plumbing and drain cleaning services, home repair service contracts, janitorial supply products distribution, medical and dental disposable product supply distribution for private practices, and home healthcare services). As used herein, "Company" refers to National Sanitary Supply Company, its wholly-owned subsidiaries and its predecessors; and "Chemed" refers to Chemed Corporation.

     In June 1986 the Company sold in a public offering 1,000,000 shares of its common stock, par value $1 per share (the "Common Stock"). As of December 31, 1996 Chemed owned 83 percent of the outstanding shares of Common Stock, or 5,144,551 of the 6,162,019 shares outstanding.

     In September 1988 the Company acquired by merger Century Papers, Inc., which is now a wholly-owned subsidiary ("National Southwest"). Effective December 31, 1996 Cardinal Papers, Inc., a subsidiary of National Southwest, was merged into its parent corporation.

     On June 17, 1992 the Company formed National Sanitary Supply Development, Inc. ("NSSD"), a Delaware corporation, to aid its expansion program in the Midwest.

     The Company conducts its business in one segment.

Description of Business

     The Company is the nation's largest specialized distributor of sanitary maintenance supplies. The Company's products are sold primarily through over 750 sales personnel employed by the Company to a wide variety of commercial, institutional, and industrial customers. In 1996, the Company serviced approximately 125,000 customers located principally in Arizona, California, Colorado, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Washington. Federal, state and local governmental agencies accounted for approximately 8 percent of the Company's total sales for 1996. These sales are attributable to over 1,200 different agencies whose purchasing decisions generally are made separately. Other than sales to the aforementioned entities, no one customer accounts for more than 4 percent of net sales.

     Other information called for by this item is included within Notes 1 and 2 of the Notes to Consolidated Financial Statements appearing on pages 14 and 15 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

Products and Supplies

     The Company's product line consists primarily of a wide variety of sanitary maintenance supplies used by commercial, institutional, and industrial facilities. In addition, the Company also distributes, primarily through National Southwest, food service disposable products, packaging materials, and business paper for use in institutional and industrial establishments. Except for the various chemical products that are manufactured by and for the Company, the products sold by the Company are purchased from outside suppliers.

     Approximately 26 percent of the Company's total sales in 1996 were of chemical and equipment products, including specialty and general purpose cleaners, floor finishes, hand soaps, deodorants, disinfectants, floor machines, vacuums and carpet extractors. A portion of these products is marketed under the "National Sanitary Supply Co." proprietary label, a federally registered trademark. Most of the proprietary-label chemical products are manufactured by the Company.

                               Page 3 of 13 Pages

     Approximately 17 percent of the Company's total 1996 sales were of a wide variety of general maintenance products needed in the housekeeping function such as mops, buckets, brooms, brushes, trash can liners, floor mats and pads.

     Approximately 33 percent of the Company's total 1996 sales were of paper products, such as towels and tissues used in public restrooms.

     The remaining 24 percent of the Company's total 1996 sales included food service products such as paper napkins, plates and cups; packaging and business paper products such as tapes, boxes, computer paper, copier paper and stationery; and special order and non-stock items.

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

Distribution System

     The Company maintains over 70 distribution center and sales branch locations throughout the western, southwestern and midwestern United States. From the distribution centers, generally consisting of both a sales office and warehouse facility, products are distributed directly to National's customers, principally by a fleet of Company-owned vehicles or vehicles leased from Chemed. In addition to these distribution facilities, the Company maintains sales branch offices that carry a relatively small inventory of products, which are delivered directly to customers on an emergency basis.

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

Employees

     As of December 31, 1996, the Company employed 1,710 persons, of whom 755 were field sales personnel; 320 were clerical personnel; and the remainder were production personnel, warehousing and shipping personnel, and headquarters management and administrative personnel. The Company generally considers its relationship with its employees as good. 8% of its employees are represented by labor unions.

Competition

     The market for sanitary maintenance and paper supplies is highly competitive. Competition is, however, highly fragmented. In the United States, over 7,000 firms compete in the sanitary maintenance supply distribution business on a local or regional basis. Competition also exists indirectly from wholesale price clubs, manufacturers selling directly to customers, and foodservice distributors.

                               Page 4 of 13 Pages

     The principal competitive factors in this market are the level of service provided; range of products offered; speed, efficiency and reliability of delivery; and price.

Environmental Matters

     The Company's operations are subject to various federal, state, and local laws and regulations regarding the environmental aspects of the manufacture and distribution of chemical components. The Company, to the best of its knowledge, is currently in compliance in all material respects with the environmental laws and regulations affecting its operations. Capital expenditures for the purpose of environmental protection during 1997 and 1998 are not expected to be material in amount.

ITEM 2. PROPERTIES

     The Company operates three different types of facilities: branch sales offices, regional distribution centers, and a combination distribution center and manufacturing facility. Branch sales offices provide office facilities for sales representatives whose territories are located in outlying areas as well as storage facilities for maintaining a small inventory of products for emergency shipments. Regional distribution centers generally consist of not only a sales office but also a warehouse facility that delivers products to customers in a wide geographic area including those markets covered by the related sales branch offices. The third type of facility performs the same function as a regional distribution center with the added responsibility of manufacturing and delivering products to regional distribution centers. The following table provides a summary of the major facilities operated by the Company as of December 31, 1996:

                               Page 5 of 13 Pages

                                                  SQUARE FEET
                                             --------------------
     TYPE/LOCATION                           OWNED         LEASED
-----------------------                      --------------------

Distribution/Manufacturing

  California - Los Angeles                  145,000       76,000

Regional Distribution Centers
-----------------------------
  Arizona - Tempe                            69,000            -
  California - San Francisco (Area)               -       67,000
  Colorado - Denver                               -       53,000
  Indiana - Marion                           30,000            -
  Mississippi - Tupelo                            -       33,000
  Missouri: Kansas City                           -       25,000
            St. Louis                             -       16,000
  Nevada - Las Vegas                         24,000            -
  New Mexico - Albuquerque                        -       21,000
  Ohio: Fairfield                                 -       38,000
        Toledo                                    -       65,000
  Oklahoma - Oklahoma City                        -       75,000
  Oregon - Portland                          56,000            -
  Tennessee - Memphis                             -       66,000
  Texas: Amarillo                                 -       28,000
         Beaumont                                 -       14,000
         Corpus Christi                           -       58,000
         Dallas                              54,000            -
         El Paso                             18,000            -
         Houston                                  -      102,000
         Laredo                                   -       10,000
         McAllen                                  -        9,000
         New Braunfels                            -       54,000
   Utah - Salt Lake City                          -       20,000
   Washington - Seattle                           -       15,000

Branch Sales Offices (a)                      3,000      188,000
--------------------

(a) Represents forty-four (44) separate branch sales offices located throughout the western, midwestern, and southwestern United States.

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

ITEM 3. LEGAL PROCEEDINGS.

     None.

                               Page 6 of 13 Pages

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                NAME                     AGE               OFFICE                                 FIRST ELECTED
---------------------------------------------------------------------------------------------------------------------
Edward L. Hutton                         77      Chairman                                       November, 1983 (1)

Kevin J. McNamara                        43      Vice Chairman                                  August, 1986 (2)

Paul C. Voet                             50      President and Chief Executive Officer          November, 1983 (3)

Robert B. Garber                         70      Vice Chairman                                  1973 (4)

W. Dwight Jackson                        50      Executive Vice President; General              November, 1994 (5)
                                                 Manager of National Southwest

Kenneth F. Vuylsteke                     50      Executive Vice President; General              January, 1992 (6)
                                                 Manager of National West

Gary H. Sander                           47      Senior Vice President, Treasurer  and          August, 1988 (7)
                                                 Chief Financial Officer

(1) Mr. E. L. Hutton is Chairman of the Company and Chairman and Chief Executive Officer of Chemed. He has held the latter two positions since November 1993. Previously, from April 1970 to November 1993, he held the positions of President and Chief Executive Officer of Chemed. He is the father of Mr. Thomas C. Hutton, a Vice President of Chemed and a director of the Company.

(2) Mr. McNamara is a Vice Chairman of the Company and President of Chemed. From August 1986 to August 1994 he was General Counsel and Assistant Secretary of the Company. He served as Executive Vice President, General Counsel and Secretary of Chemed from November 1993 to August 1994, serving as Chemed's Vice Chairman from May 1992 to November 1993.

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

(4) Mr. Garber is a Vice Chairman of the Company. He was President and Chief Operating Officer of the Company from April 1986 to January 1992.

(5) Mr. Jackson is an Executive Vice President of the Company and is Executive Vice President and General Manager of National Southwest. He has held these positions since November and October 1994, respectively. He was Director of Sales for Scott Paper Co.'s Southwest Division from January 1990 to October 1994.

(6) Mr. Vuylsteke is an Executive Vice President of the Company and General Manager of its National West division and has held these positions since January 1992 and July 1991, respectively. He was Vice President and General Manager of the Company's Northwest division from February 1989 to July 1991.

(7) Mr. Sander is Senior Vice President, Treasurer and Chief Financial Officer of the Company, and has held these positions since August 1996 and May 1988, respectively. From August 1988 to August 1996 he was a Vice President of the Company.

                               Page 7 of 13 Pages

     Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company, which is scheduled to be held on May 19, 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     MARKET AND PRICE RANGE OF COMMON STOCK, DIVIDENDS

     The Company's Common Stock (par value $1 per share) trades on the NASDAQ National Market tier of its Stock Market under the symbol NSSX. The range of the high and low trade prices for the Company's Common Stock and dividends paid per share for each quarter of 1995 and 1996 are set forth below:

==================================================================================================================================
                                                                      CLOSING                                       DIVIDENDS PAID
                                                         HIGH                         LOW                              PER SHARE
----------------------------------------------------------------------------------------------------------------------------------
1996
First Quarter                                           $13.75                       $11.75                              $.075
Second Quarter                                           14.25                        12.50                               .075
Third Quarter                                            14.25                        12.75                               .080
Fourth Quarter                                           14.25                        13.00                               .080

1995
First Quarter                                            13.50                        12.00                               .065
Second Quarter                                           13.00                        12.00                               .065
Third Quarter                                            13.50                        12.00                               .075
Fourth Quarter                                           14.00                        11.50                               .075
==================================================================================================================================


     Future dividends are necessarily dependent upon the Company's earnings and financial condition, and other factors not presently determinable.

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

                                                    Approximate Number of Record
                   Title of Class                   Holders (as of March 15, 1997)
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

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by this Item for the five years ended December 31, 1996, appearing on page 1 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                               Page 8 of 13 Pages

        OF OPERATIONS.

     The information called for by this Item is set forth on pages 20 through 21 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item set forth on pages 10 through 19 of the 1996 Annual Report to Stockholders, and the Unaudited Quarterly Data appearing on page 13 of the 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors of the Company are:

     E.L. Hutton                                 N. Gilliatt                               K.J. McNamara

     P.C. Voet                                   W.J. Hoekman                              J.M. Mount

     R.B. Garber                                 T.C. Hutton                               T.S. O'Toole

     J.A. Cunningham                             W.D. Jackson                              D.W. Robbins, Jr.

     N.C. Dallob                                 C.O. Lane                                 G.H. Sander

     C.H. Erhart                                 S.E. Laney                                K.F. Vuylsteke

                                                                                           G.J. Walsh III

The information required under this Item with respect to directors is set forth under "Election of Directors" in the Company's 1997 Proxy Statement which is incorporated herein by reference, with the exception of Mr. Cunningham. Mr. Cunningham, age 52, is a Senior Chemical Advisor to Schroder Wertheim, Inc., New York, New York, an investment banking, asset management and securities firm. He has held this position since March 1992. From October 1990 to March 1992 he was a Managing Director of Furman Selz Incorporated, New York, New York, an institutional investment firm. He is a director of Chemed.

The information required under this Item with respect to executive officers is set forth under Part I hereof. The information required under this item set forth under "Section 16(a) Beneficial Ownership Reporting Compliance", in the Company's 1997 Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required under this Item is set forth under "Executive Compensation" in the Company's 1997 Proxy Statement which is incorporated herein by reference.

                               Page 9 of 13 Pages

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is set forth under "Certain Arrangements and Transactions" in the Company's 1997 Proxy Statement which is incorporated herein by reference.

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

10.1. 1986 Stock Incentive Plan of the Company, as amended through August 4, 1993.*,***

10.2.  Executive Salary Protection Plan of the Company.*,***

10.3.  Form of Executive Salary Protection Agreement.*,***

10.4. Amended Tax Procedures and Services Agreement as of January 1, 1993 between the Company and Chemed Corporation.*

10.5. Employment Agreement, dated November 6, 1995, between Thomas M. Lane and the Company.*,***

10.6. 1988 Stock Incentive Plan adopted May 19, 1988, as amended through August 4, 1993.*,***

10.7. $1,600,000 Promissory Note issued by Century Papers, Inc. to Chemed Corporation on November 10, 1988.*

10.8. $9,400,000 Promissory Note issued by the Company to Chemed Corporation on November 10, 1988.*

10.9. $8,000,000 Promissory Note issued by the Company to Chemed on January 1, 1993.*

10.10. Benefit Equalization Plan, as amended November 6, 1991.*,***

10.11. Employment Contracts with Executives.*,***

10.12. Amendment No. 4 to Employment Contracts with Executives.***

10.13. Assignment of $1,600,000 Promissory Note from Century Papers, Inc. to the Company of May 1, 1992.*

10.14. Employees Thrift and Profit Sharing Plan.*,***

10.15. Trust Agreement of Employees Thrift and Profit Sharing Plan.*,***

10.16. Employment Agreement, dated May 20, 1996, between W. Dwight Jackson and Century Papers, Inc.***

10.17. 1995 Stock Incentive Plan of the Company. *,***

                              Page 11 of 13 Pages

10.18. Split Dollar Life Insurance Agreements.*, ***

11.1.  Computation of earnings per share.

13.1.  1996 Annual Report to Stockholders

21.1.  Subsidiaries of the Company.

23.1.  Consent of Independent Accountants.

24.1.  Powers of Attorney.

27.1.  Financial Data Schedule.+

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits on page E-1). Each other exhibit is being filed with this report.

***    Management contract or Executive Compensation Plan or Arrangement.

+      Not filed herewith.

FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements and Financial Statement Schedules on page S-1.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                              Page 12 of 13 Pages

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NATIONAL SANITARY SUPPLY COMPANY

March 28, 1997                        By: /s/ PAUL C. VOET
                                         ------------------------
                                         Paul C. Voet
                                         President and Chief Executive Officer

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

Signature                                       Title                                       Date
---------                                       -----                                       ----
/s/  EDWARD L. HUTTON              Chairman and a Director
-------------------------          (Principal Executive Officer)                           March 28, 1997
Edward L. Hutton

/s/  PAUL C. VOET                  President & Chief Executive
-------------------------          Officer and a Director                                  March 28, 1997
Paul C. Voet                       (Principal Executive Officer)

/s/  GARY H. SANDER                Senior Vice President, Treasurer,
-------------------------          Chief Financial Officer,
Gary H. Sander                     and a Director                                          March 28, 1997
                                   (Principal Financial and Accounting
                                   Officer)


Directors

     James A. Cunningham*              Sandra E. Laney*
     Charles H. Erhart, Jr.*           Kevin J. McNamara*
     Robert F. Garber*                 John M. Mount*
     Neal Gilliatt*                    Timothy S. O'Toole*                                 March 28, 1997
     Will J. Hoekman*                  D. Walter Robbins,  Jr. *                           --------------
     Thomas C. Hutton*                 Kenneth F. Vuylsteke*
     W. Dwight Jackson*                George J. Walsh III*
     Charles O. Lane*

* Naomi C. Dallob, General Counsel and Secretary of the Company, by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

March 28, 1997                        /s/ NAOMI C. DALLOB
--------------                        --------------------------
     Date                             Naomi C. Dallob
                                      (Attorney-in-Fact and a Director)

                               INDEX TO EXHIBITS

                                                                                              PAGE NUMBER
                                                                                                   OR
                                                                                       INCORPORATION BY REFERENCE
                                                                                     --------------------------------
EXHIBIT                                                                              FILE NO. AND            PREVIOUS
NUMBER                                                                               FILING DATE            EXHIBIT NO.
------                                                                               -----------            -----------
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

  10.1                  1986 STOCK INCENTIVE PLAN OF THE                             FORM 10-Q                  2
                        COMPANY, AS AMENDED THROUGH AUGUST 4,                        8/13/93
                        1993.

  10.2                  EXECUTIVE SALARY PROTECTION PLAN OF                          S-1                       10e
                        THE COMPANY.                                                 REGISTRATION
                                                                                     NO. 33-5604
                                                                                     5/12/86

  10.3                  FORM OF EXECUTIVE SALARY PROTECTION                          S-1                       10f
                        AGREEMENT.                                                   REGISTRATION
                                                                                     NO. 33-5604
                                                                                     5/12/86

  10.4                  AMENDED TAX PROCEDURES AND SERVICES                          FORM 10-K                 12
                        AGREEMENT AS OF JANUARY 1, 1993                              3/29/93
                        BETWEEN THE COMPANY AND CHEMED

                 CORPORATION.

  10.5           EMPLOYMENT AGREEMENT, DATED NOVEMBER 6,                          FORM 10-K        10.6
                 1995, BETWEEN THOMAS M. LANE AND                                 3/28/96
                 THE COMPANY

  10.6           1988 STOCK INCENTIVE PLAN OF THE                                 FORM 10-Q         3
                 COMPANY, AS AMENDED THROUGH AUGUST 4,                            8/13/93
                 1993

  10.7           $1,600,000 PROMISSORY NOTE ISSUED BY                             FORM  10-K       38
                 CENTURY PAPERS, INC. TO CHEMED                                   3/29/89
                 CORPORATION ON NOVEMBER 10, 1988.

  10.8           $9,400,000 PROMISSORY NOTE ISSUED BY                             FORM 10-K        39
                 THE COMPANY TO CHEMED CORPORATION ON                             3/29/89
                 NOVEMBER 10, 1988.

  10.9           $8,000,000 PROMISSORY NOTE ISSUED BY                             FORM 10-Q         2
                 THE COMPANY TO CHEMED CORPORATION ON                             3/13/93
                 JANUARY 1, 1993.

  10.10          BENEFIT EQUALIZATION PLAN, AS AMENDED                            FORM 10-K        38
                 NOVEMBER 6, 1991.                                                3/27/92

  10.11          EMPLOYMENT CONTRACTS WITH EXECUTIVES.                            FORM 10-K        39
                                                                                  3/29/93

  10.12          AMENDMENT NO. 4 TO EMPLOYMENT CONTRACTS                            *
                 WITH EXECUTIVES.

  10.13          ASSIGNMENT OF $1,600,000 PROMISSORY                              FORM 10-K        40
                 NOTE FROM CENTURY PAPERS, INC. TO THE                            3/29/93
                 COMPANY OF MAY 1, 1992.

  10.14          EMPLOYEES THRIFT AND PROFIT SHARING PLAN                         FORM S-8          4.1
                                                                                  9/30/94

  10.15          TRUST AGREEMENT OF EMPLOYEES THRIFT AND                          FORM S-8          4.2
                 PROFIT SHARING PLAN                                              9/30/94

  10.16          EMPLOYMENT AGREEMENT, DATED MAY 20,                                *

               1996 BETWEEN W. DWIGHT JACKSON AND
               CENTURY PAPERS, INC.

 10.17         1995 STOCK INCENTIVE PLAN OF THE COMPANY                              FORM 10-K          10.18
                                                                                     3/28/96

 10.18         SPLIT DOLLAR AGREEMENTS                                               FORM 10-K          10.19
                                                                                     3/28/96

 11.1          COMPUTATION OF EARNINGS PER SHARE.

 13.1          1996 ANNUAL REPORT TO STOCKHOLDERS.

 21.1          SUBSIDIARIES OF THE COMPANY.

 23.1          CONSENT OF INDEPENDENT ACCOUNTANTS.

 24.1          POWERS OF ATTORNEY.

 27.1          FINANCIAL DATA SCHEDULE