Form 10-Q
period 1997-03-31
NATIONAL SANITARY SUPPLY CO
filed 1997-05-13
CIK 793500

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997

Commission File Number 0-14827


                    NATIONAL SANITARY SUPPLY COMPANY
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                31-1079482
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation of organization)                No.)


255 E. 5th St, Suite 2900           Cincinnati, OH          45202-4790
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                              (513) 762-6500
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
-----                              ------                   ----
Common Stock                  6,221,556 Shares         April 30, 1997
$1 Par Value

                      NATIONAL SANITARY SUPPLY COMPANY




                                   Index

                                                                      Page No.
Part I.  Financial Information:                                       --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         March 31, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . . . .      3

       Consolidated Statement of Income--
         Three months ended
         March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .      4

       Consolidated Statement of Cash Flows--
         Three months ended
         March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .      5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .      6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . .      7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .      8

                          Part I.  Financial Information
                           Item 1.  Financial Statements
                          NATIONAL SANITARY SUPPLY COMPANY
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                                   March 31,     December 31,
(thousands, except share data)                       1997           1996
-----------------------------------               -----------    ------------
ASSETS
Current assets:
 Cash                                             $   2,032      $   1,425
 Accounts receivable, less allowances
 (1997- $1,043; 1996- $1,071)                        34,684         34,856
 Inventories                                         26,335         27,614
 Deferred income taxes                                2,349          2,366
 Prepaid expenses and other current assets            1,872          1,088
                                                  ----------     -----------
     Total current assets                            67,272         67,349
Properties and equipment, at cost, less
 accumulated depreciation                            22,376         21,992
Goodwill, less accumulated amortization              25,894         25,872
Other assets                                          1,072            771
                                                  ----------     -----------
     Total assets                                 $ 116,614      $ 115,984
                                                  ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  20,195      $  19,424
 Accrued liabilities                                 12,125         13,349
 Loans payable to Chemed Corporation                  1,112            540
 Current portion of notes to Chemed Corporation       9,000          1,000
                                                  ----------     -----------
     Total current liabilities                       42,432         34,313
Notes to Chemed Corporation                           6,000         14,000
Deferred income taxes                                   817            849
Other noncurrent liabilities                          1,339          1,298
                                                  ----------     -----------
     Total liabilities                               50,588         50,460
                                                  ----------     -----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1997- 6,708,738 shares;
  1996- 6,601,918 shares)                             6,709          6,644
 Paid-in capital                                     28,347         27,658
 Retained earnings                                   35,628         35,499
 Treasury stock, at cost (1997- 511,523
   shares; 1996- 463,986 shares)                     (4,658)        (4,277)
                                                  ----------     -----------
     Total stockholders' equity                      66,026         65,524
                                                  ----------     -----------
 Total liabilities and stockholders' equity       $ 116,614      $ 115,984
                                                  ==========     ===========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL SANITARY SUPPLY COMPANY
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
(thousands, except per share data)                  1997                1996
----------------------------------                ---------           ---------
Sales                                             $ 74,349            $ 77,277
 Cost of sales                                      49,491              52,412
                                                  ---------           ---------
Gross profit                                        24,858              24,865
                                                  ---------           ---------
Expenses and other income:
 Operating expenses                                 23,198              22,759
 Amortization of goodwill                              226                 222
 Chemed Corporation interest                           371                 430
 Other income, net                                     (50)                (54)
                                                  ---------           ---------
     Total expenses and other income                23,745              23,357
                                                  ---------           ---------
Income before income taxes                           1,113               1,508
 Income taxes                                          488                 676
                                                  ---------           ---------

Net income                                        $    625            $    832
                                                  =========           =========

Earnings per share                                $   0.10            $   0.14
                                                  =========           =========

Cash dividends paid per share                     $  0.080            $  0.075
                                                  =========           =========
Average shares outstanding                           6,181               6,123
                                                  =========           =========

The accompanying notes are an integral part of the financial statements.

                    NATIONAL SANITARY SUPPLY COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
(thousands of dollars)                              1997              1996
----------------------------------------------    ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $    625          $   832
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                         845              829
  Amortization of goodwill and deferred
   charges                                             376              331
  Deferred income tax provision                        (15)             (88)
  Provision for losses on accounts receivable          141              163
  Changes in operating assets and liabilities,
   excluding amounts acquired in business
   combinations:
     Decrease in accounts receivable                   206            4,162
     Decrease in inventories                         1,362            3,666
     Increase in other assets                         (838)            (287)
     Increase/(decrease) in accounts payable           771           (1,705)
     Decrease in other liabilities                  (1,178)          (1,689)
                                                  ---------         --------
 Net cash provided by operating activities           2,295            6,214
                                                  ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                 (505)             (10)
Capital expenditures                                (1,219)            (793)
Other                                                   14               36
                                                  ---------         --------
 Net cash used for investing activities             (1,710)            (767)
                                                  ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(payments on)loans payable
 to Chemed Corporation                                 572           (4,428)
Principal payments on other long-term debt              (5)             (12)
Dividends paid                                        (496)            (459)
Purchase of common stock                               (49)             (60)
                                                  ---------         --------
 Net cash provided by/(used for)financing
   activities                                           22           (4,959)
                                                  ---------         --------
Increase in cash equivalents                           607              488
Cash and cash equivalents at beginning of period     1,425            1,491
                                                  ---------         --------
Cash and cash equivalents at end of period        $  2,032          $ 1,979
                                                  =========         ========

The accompanying notes are an integral part of the financial statements.

                     NATIONAL SANITARY SUPPLY COMPANY

                 Notes to Consolidated Financial Statements
                                (unaudited)


NOTE A. The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of National Sanitary Supply Company ("National"), the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the results of operations, and cash flows of National and its subsidiaries for the periods indicated. For additional information concerning the accounting policies of National, refer to the consolidated financial statements included in the 1996 Annual Report on Form 10-K filed with the SEC on March 28, 1997.

NOTE B. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods. The dilution that would result from shares issuable under National's Stock Incentive Plans is not material.

NOTE C. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective for reporting periods ending after December 15, 1997. Adoption of SFAS 128 in December 1997 will not impact the Company's reported earnings per share.

              Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                              of Operations


Results of Operations
---------------------
National Sanitary Supply Company reported net income for the first quarter ended March 31, 1997 of $625,000, a 25% decrease from net income of $832,000 reported in the prior-year first quarter. Earnings per share of $.10 in the first quarter of 1997 decreased 29% from earnings per share of $.14 reported in the comparable prior-year quarter. Sales of $74,349,000 for the first quarter of 1997 were 4% below sales of $77,277,000 in the first quarter of 1996.
National's unfavorable first-quarter sales and earnings comparisons reflect a combination of factors. First, as expected, the loss of a large fast-food customer during 1996 continued to temper our sales and earnings comparisons during the first quarter, since the first quarter of 1996 was the last quarter in which we still benefited from sales to this customer. Second, deflationary pricing in our paper product lines unfavorably impacted sales growth and profitability. Third, there was one less billing day in the first quarter of 1997 than in 1996. Tight control over operating expenses and aggressive market-ing programs helped to mitigate the impact of these factors.

National's first quarter 1997 gross profit margin of 33.4% increased 1.2% point from 32.2% in the first quarter of 1996 reflecting the loss of low-margin sales to the large fast-food customer.

Operating expenses increased 2% during the first quarter of 1997 compared with the prior year reflecting the loss of the large fast-food account as well as tight control over expenses.

The decrease in interest expense from Chemed Corporation ("Chemed") from $430,000 in the first quarter of 1996 to $371,000 in the first quarter of 1997 reflects a reduction in Chemed debt. From March 31, 1996 to March 31, 1997 Chemed debt decreased $2,449,000.

The effective tax rate decreased from 44.8% during the first quarter of 1996 to 43.8% during the first quarter of 1997, primarily due to lower profits in states with higher tax rates.

Liquidity and capital resources
-------------------------------
The decrease in inventories reflects a continuing objective to consolidate vendors in key product lines and a reduction in inventories at certain sales branch locations. The reduction in accrued liabilities primarily reflects the payment of 1996 incentive-oriented programs.

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

                Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
-----------        --------  -----------                   --------
   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  National Sanitary Supply Company
                                  --------------------------------
                                            (Registrant)



Date  May 15, 1997                By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date  May 15, 1997                By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Senior Vice President,
                                  Treasurer, and
                                  Chief Financial Officer