Form 10-Q
period 1997-06-30
NATIONAL SANITARY SUPPLY CO
filed 1997-08-14
CIK 793500

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997


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
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Amount                   Date
-----                              ------                   ----
Common Stock                  6,269,824 Shares          July 31, 1997
$1 Par Value

                     NATIONAL SANITARY SUPPLY COMPANY




                                  Index


                                                                    Page No.
Part I.  Financial Information:                                     --------

     Item 1.  Financial Statements:

       Consolidated Balance Sheet--
         June 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . . . .   3

       Consolidated Statement of Income--
         Six months ended
         June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .   4

       Consolidated Statement of Cash Flows--
         Six months ended
         June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . .   5

       Notes to Consolidated Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . .   7


Part II.  Other Information:

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .   8

                         Part I.  Financial Information
                          Item 1.  Financial Statements
                        NATIONAL SANITARY SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                   June 30,      December 31,
(thousands, except share data)                       1997           1996
-----------------------------------               ----------     -----------
ASSETS
Current assets:
 Cash and cash equivalants                        $   1,114      $   1,425
 Accounts receivable, less allowances
 (1997- $1,064; 1996- $1,071)                        36,080         34,856
 Inventories                                         27,049         27,614
 Deferred income taxes                                2,230          2,366
 Prepaid expenses and other current assets            1,786          1,088
                                                  ----------     ----------
     Total current assets                            68,259         67,349
Properties and equipment, at cost, less
 accumulated depreciation                            23,055         21,992
Goodwill, less accumulated amortization              25,679         25,872
Other assets                                          1,022            771
                                                  ----------     ----------
     Total assets                                 $ 118,015      $ 115,984
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  19,467      $  19,424
 Accrued liabilities                                 11,186         13,349
 Loans payable to Chemed Corporation                  3,097            540
 Current portion of notes to Chemed Corporation       9,000          1,000
                                                  ----------     ----------
     Total current liabilities                       42,750         34,313
Notes to Chemed Corporation                           6,000         14,000
Deferred income taxes                                   893            849
Other noncurrent liabilities                          1,153          1,298
                                                  ----------     ----------
     Total liabilities                               50,796         50,460
                                                  ----------     ----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1997- 6,870,288 shares;
  1996- 6,644,466 shares)                             6,870          6,644
 Paid-in capital                                     29,833         27,658
 Retained earnings                                   35,348         35,499
 Treasury stock, at cost (1997- 600,464
   shares; 1996- 482,447 shares)                     (5,832)        (4,277)
                                                  ----------     ----------
     Total stockholders' equity                      67,219         65,524
                                                  ----------     ----------
 Total liabilities and stockholders' equity       $ 118,015      $ 115,984
                                                  ==========     ==========

The accompanying notes are an integral part of the financial statements.

                         NATIONAL SANITARY SUPPLY COMPANY
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended      Six Months Ended
                                                  March 31,               June 30,
                                            --------------------    -------------------
(thousands, except per share data)            1997       1996        1997       1996
----------------------------------          ---------  ---------    ---------  ---------
Sales                                       $ 78,353   $ 77,210     $152,702   $154,487
 Cost of sales                                52,313     51,585      101,804    103,997
                                            ---------  ---------    ---------  ---------
Gross profit                                  26,040     25,625       50,898     50,490
                                            ---------  ---------    ---------  ---------
Expenses and other income:
 Operating expenses                           23,418     22,823       46,616     45,582
 Amortization of goodwill                        227        224          453        446
 Chemed Corporation interest                     376        387          747        817
 Other income, net                               (24)       (69)         (74)      (123)
                                            ---------  ---------    ---------  ---------
     Total expenses and other income          23,997     23,365       47,742     46,722
                                            ---------  ---------    ---------  ---------
Income before income taxes                     2,043      2,260        3,156      3,768
 Income taxes                                    826        939        1,314      1,615
                                            ---------  ---------    ---------  ---------

Net income                                  $  1,217   $  1,312     $  1,842   $  2,153
                                            =========  =========    =========  =========

Earnings per share                          $   0.20   $   0.22     $   0.30   $   0.35
                                            =========  =========    =========  =========

Cash dividends paid per share               $  0.080   $  0.075     $  0.160   $  0.150
                                            =========  =========    =========  =========
Average shares outstanding                     6,226      6,140        6,204      6,132
                                            =========  =========    =========  =========

The accompanying notes are an integral part of the financial statements.

                      NATIONAL SANITARY SUPPLY COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                        Three Months Ended
                                                             June 30,
                                                       ---------------------
(thousands of dollars)                                  1997          1996
----------------------------------------------         ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 1,842      $ 2,153
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                           1,674        1,666
  Amortization of goodwill and deferred charges            746          769
  Deferred income tax provision                            179         (260)
  Provision for losses on accounts receivable              292          374
  Changes in operating assets and liabilities,
   excluding amounts acquired in business
   combinations:
     (Increase)/decrease in accounts receivable         (1,352)       5,497
     Decrease in inventories                               648        1,765
     Increase in other assets                             (802)        (808)
     Increase/(decrease) in accounts payable                43         (177)
     Decrease in other liabilities                      (2,335)      (2,649)
                                                      ---------     --------
 Net cash provided by operating activities                 935        8,330
                                                      ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Business combinations                                     (494)        (241)
Capital expenditures                                    (2,791)      (2,009)
Other                                                       77           75
                                                      ---------     --------
 Net cash used for investing activities                 (3,208)      (2,175)
                                                      ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(payments on)loans payable
 to Chemed Corporation                                   2,557       (4,538)
Principal payments on other long-term debt                  (9)         (25)
Dividends paid                                            (993)        (922)
Proceeds from/(purchase of) common stock                   407          (50)
                                                      ---------     --------
 Net cash provided by/(used for) financing
   activities                                            1,962       (5,535)
                                                      ---------     --------
Increase in cash equivalents                              (311)         620
Cash and cash equivalents at beginning of period         1,425        1,491
                                                      ---------     --------
Cash and cash equivalents at end of period            $  1,114      $ 2,111
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

NOTE D. On August 11, 1997, National announced that it had signed a definitive merger agreement with Unisource Worldwide Inc. ("Unisource") whereby National will be merged into a wholly owned subsidiary of Unisource. Chemed Corporation, owner of 82% of the outstanding common stock of National, consented to the transaction by a vote of its Board of Directors. The merger, which is subject to normal and customary conditions as well as completion of due diligence by Unisource, is expected to be consummated within 90 days. Upon completion of the transaction National's shareholders will receive a cash payment of $21 per share.

            Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                           of Operations

Results of Operations
---------------------
National Sanitary Supply Company's sales for the second quarter ended June 30, 1997 were $78,353,000 a 1.5% increase from sales of $77,210,000 in the second quarter of 1996. Net income for the second quarter of 1997 was $1,217,000, a 7.9% decrease from net income of $1,321,000 in the prior-year second quarter. Earnings per share of $0.20 for the second quarter of 1997 decreased 9.1% from earnings per share of $0.22 in the comparable prior-year quarter.

National's second-quarter results reflect the impact of deflationary pricing in the paper segment and the loss of sales to certain foodservice accounts. Continued growth in our core sanitary maintenance supply business and tight expense control, especially in reducing casualty insurance claims cost, partially offset these adverse factors. Safety meetings and programs initiated over the past few years are having a favorable impact on our workers' compensa-tion and automobile liability claims.

The gross profit margin of 33.2% for the second quarter of 1997 was the same as the gross profit margin of the prior-year period. Operating expenses as a percentage of sales in the second quarter of 1997 increased 0.3% point from 29.6% in 1996 to 29.9% in 1997.

The effective tax rate for the second quarter decreased from 41.5% in 1996 to 40.4% in 1997, primarily due to lower income in states with higher tax rates.

For the six months ended June 30, 1997, National's sales of $152,702,000 decreased 1.2% from sales of $154,487,000 in the comparable period of 1996. Net income for the first half of 1997 was $1,842,000, a 14.4% decrease from the prior-year first half net income of $2,153,000. Earnings per share of $0.30 for the first six months of 1997 were 5 cents lower than those recorded for the comparable prior-year period.

The improvement in the gross profit margin for the first six months of 1997 compared with the same period of 1996 was offset by an increase in operating expenses as a percent of sales. The change in both categories was primarily due to the loss of sales to certain foodservice accounts.

The decrease in Chemed interest expense from $817,000 in the first six months of 1996 to $747,000 in the first six months of 1997 reflects a reduction in debt with Chemed Corporation from June 30, 1996 to June 30, 1997 of $354,000.

The improvement in the effective tax rate from 42.9% for the first six months of 1996 to 41.6% for the first six months of 1997 reflects lower state income taxes.

Liquidity and capital resources
-------------------------------
The reduction in accrued liabilities primarily reflects the payment of 1996 incentive-oriented programs.

Management believes that the company's cash flow from operations and other sources of liquidity are sufficient for its needs in the forseeable future.

                         Part II. Other Information

                   Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits
    --------

                   SK 601
Exhibit No.        Ref. No.  Description                   Page No.
-----------        --------  -----------                   --------

   1               (11)      Statement re:                 E-1
                             Computation of
                             Earnings Per Share

   2               (27)      Financial Data Schedule       E-2

   3               (10)      Sublease Agreement            E-3 through E-8
                             of March 15, 1991 with
                             Chemed Corporation

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



Date  August 14, 1997             By /s/Paul C. Voet
    ------------------            ----------------------------------
                                  Paul C. Voet
                                  President and
                                  Chief Executive Officer


Date  August 14, 1997             By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Senior Vice President,
                                  Treasurer, and
                                  Chief Financial Officer