Form 10-Q/A
period 1997-06-30
NATIONAL SANITARY SUPPLY CO
filed 1997-08-29
CIK 793500

FORM 10-Q/A
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

THE FOLLOWING IS AN AMENDMENT TO THE SECOND QUARTER 10-Q FOR PERIOD ENDED
JUNE 30, 1997 TO AMEND THE JUNE 30, 1997 RETAINED EARNINGS ON THE CONSOLIDATED BALANCE SHEET, PAGE 3 OF 9.

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
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                   June 30,      December 31,
(thousands, except share data)                       1997           1996
-----------------------------------               ----------     -----------
ASSETS
Current assets:
 Cash and cash equivalants                        $   1,114      $   1,425
 Accounts receivable, less allowances
 (1997- $1,064; 1996- $1,071)                        36,080         34,856
 Inventories                                         27,049         27,614
 Deferred income taxes                                2,230          2,366
 Prepaid expenses and other current assets            1,786          1,088
                                                  ----------     ----------
     Total current assets                            68,259         67,349
Properties and equipment, at cost, less
 accumulated depreciation                            23,055         21,992
Goodwill, less accumulated amortization              25,679         25,872
Other assets                                          1,022            771
                                                  ----------     ----------
     Total assets                                 $ 118,015      $ 115,984
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $  19,467      $  19,424
 Accrued liabilities                                 11,186         13,349
 Loans payable to Chemed Corporation                  3,097            540
 Current portion of notes to Chemed Corporation       9,000          1,000
                                                  ----------     ----------
     Total current liabilities                       42,750         34,313
Notes to Chemed Corporation                           6,000         14,000
Deferred income taxes                                   893            849
Other noncurrent liabilities                          1,153          1,298
                                                  ----------     ----------
     Total liabilities                               50,796         50,460
                                                  ----------     ----------
Stockholders' equity:
 Preferred stock - 1,000,000 shares authorized,
  $1 par value (none issued)                           -              -
 Common stock - 7,000,000 shares authorized,
  $1 par value (issued: 1997- 6,870,288 shares;
  1996- 6,644,466 shares)                             6,870          6,644
 Paid-in capital                                     29,833         27,658
 Retained earnings                                   36,348         35,499
 Treasury stock, at cost (1997- 600,464
   shares; 1996- 482,447 shares)                     (5,832)        (4,277)
                                                  ----------     ----------
     Total stockholders' equity                      67,219         65,524
                                                  ----------     ----------
 Total liabilities and stockholders' equity       $ 118,015      $ 115,984
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
                                  Gary H. Sander
                                  Senior Vice President,
                                  Treasurer, and
                                  Chief Financial Officer
10-Q/A
Date  August 29, 1997             By /s/Gary H. Sander
    ------------------            ----------------------------------
                                  Gary H. Sander
                                  Senior Vice President,
                                  Treasurer, and
                                  Chief Financial Officer